Form 10-Q
period 2023-03-31
TXO Energy Partners, L.P.
filed 2023-05-09
CIK 1559432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-04321
TXO Energy Partners, L.P. *
(Exact name of registrant as specified in its charter)

Delaware	32-0368858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 West 7th Street, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)
(817) 334-7800
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	TXO	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 30,750,000 common units as of May 9, 2023.
* Prior to filing this report, the registrant’s name has been changed to TXO Partners, L.P., which change will be reflected with the Securities and Exchange Commission in connection with future filings by the registrant.

i

Part I - Financial Information
Item 1. Financial Statements

TXO PARTNERS, L.P. Consolidated Balance Sheets
(in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,248	$9,204
Accounts receivable, net	31,777	52,304
Derivative fair value	8,984	1,242
Other	14,225	11,277
Total Current Assets	62,234	74,027
Property and Equipment, at cost – successful efforts method:
Proved properties	1,489,418	1,481,233
Unproved properties	18,460	18,406
Other	83,028	82,210
Total Property and Equipment	1,590,906	1,581,849
Accumulated depreciation, depletion and amortization	(756,382)	(745,444)
Net Property and Equipment	834,524	836,405
Other Assets:
Note receivable from related party	7,131	7,131
Derivative fair value	426	290
Other	2,740	6,779
Total Other Assets	10,297	14,200
TOTAL ASSETS	$907,055	$924,632
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$15,224	$14,686
Accrued liabilities	27,953	34,128
Derivative fair value	16,688	95,371
Asset retirement obligation, current portion	2,500	2,500
Other current liabilities	779	779
Total Current Liabilities	63,144	147,464
Long-term Debt	7,100	120,100
Other Liabilities:
Asset retirement obligation	125,890	123,958
Derivative fair value	1,467	10,401
Other liabilities	929	1,172
Total Other Liabilities	128,286	135,531
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	708,525	521,537
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$907,055	$924,632
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022
REVENUES
Oil and condensate	$49,621	$(2,530)
Natural gas liquids	9,123	3,121
Gas	99,655	(10,129)
Total Revenues	158,399	(9,538)
EXPENSES
Production	35,324	25,026
Exploration	67	87
Taxes, transportation and other	28,903	23,487
Depreciation, depletion and amortization	10,938	9,780
Accretion of discount in asset retirement obligation	2,118	1,477
General and administrative	2,222	396
Total Expenses	79,572	60,253
OPERATING INCOME (LOSS)	78,827	(69,791)
OTHER INCOME (EXPENSE)
Other income	6,314	5,872
Interest income	107	6
Interest expense	(1,439)	(1,670)
Total Other Income	4,982	4,208
NET INCOME (LOSS)	$83,809	$(65,583)

NET INCOME (LOSS) PER COMMON UNIT
Basic	$2.91	$(2.62)
Diluted	$2.86	$(2.62)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	28,783	25,000
Diluted	29,328	25,000
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$83,809	$(65,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	10,938	9,780
Accretion of discount in asset retirement obligation	2,118	1,477
Derivative fair value (gain) loss	(15,056)	106,517
Net cash paid to counterparties	(80,438)	(15,164)
Non-cash incentive compensation	639	—
Other non-cash items	180	168
Changes in operating assets and liabilities (a)	14,959	(8,530)
Cash Provided by Operating Activities	17,149	28,665
INVESTING ACTIVITIES
Proved property acquisitions	(232)	(3,753)
Development costs	(11,278)	(696)
Unproved property acquisitions	(53)	(38)
Other property and asset additions	(818)	(1,305)
Cash Used by Investing Activities	(12,381)	(5,792)
FINANCING ACTIVITIES
Proceeds from long-term debt	37,000	415,000
Payments on long-term debt	(150,000)	(430,000)
Net proceeds from initial public offering	106,277	—
Debt issuance costs	(1)	(64)
Cash Used by Financing Activities	(6,724)	(15,064)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,956)	7,809
Cash and Cash Equivalents, beginning of period	9,204	7,547
Cash and Cash Equivalents, end of period	$7,248	$15,356
(a) Changes in Operating Assets and Liabilities
Accounts receivable	$20,527	$(14,738)
Other current assets	(2,948)	(1,327)
Aid-in-construction	—	238
Current liabilities	(2,313)	7,395
Other operating liabilities	(307)	(98)
	$14,959	$(8,530)
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Members’ Equity (Unaudited)
(in thousands)

	Series 3 Preferred	Series 5 Preferred	Common	Total
Balances, December 31, 2021	$34,295	$206,074	$300,990	$541,359
Net loss	—	—	(65,583)	(65,583)
Balances, March 31, 2022	$34,295	$206,074	$235,407	$475,776

	Series 3 Preferred	Series 5 Preferred	Common	Total
Balances, December 31, 2022	$—	$206,074	$315,463	$521,537
Net income	—	—	83,809	83,809
Net proceeds from initial public offering	—	—	102,540	102,540
Expensing of unit awards	—	—	639	639
Conversion of Series 5 preferred to Common equity	—	$(206,074)	$206,074	$—
Balances, March 31, 2023	$—	$—	$708,525	$708,525
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P.
Notes to Consolidated Financial Statements
1.Organization and Summary of Significant Accounting Policies
TXO Partners, L.P. (TXO Partners or the Partnership) is an independent oil and gas company that was formed as a Delaware limited partnership in January 2012 (with an effective inception of operations at January 18, 2012). The operations of TXO Partners are governed by the provisions of the partnership agreement, as amended, executed by the general partner, TXO Partners GP, LLC (the General Partner) and the limited partners. The General Partner is the manager and operator of TXO Partners. The General Partner is managed by the board of directors and executive officers of our General Partner. The members of the board of directors of our General Partner are appointed by MorningStar Oil & Gas, LLC (“MSOG”), as the sole member of our General Partner. TXO Partners will remain in existence unless and until dissolved in accordance with the terms of the partnership agreement.
TXO Partners’ assets include its investment in an unincorporated joint venture, Cross Timbers Energy, LLC (“Cross Timbers Energy”). TXO Partners owns 50% of Cross Timbers Energy, and TXO Partners is the manager of Cross Timbers Energy. Cross Timbers Energy is governed by a Member Management Committee (MMC) and is comprised of six representatives, three from each group, with each group having one voting member. All matters that come before the MMC require the unanimous consent of the voting members. On the last day of each calendar quarter, Cross Timbers Energy distributes all excess cash to the members based on their ownership percentage of 50% each, except for earnings from the note receivable which is owned 5% by TXO Partners. Cross Timbers Energy’s properties are located primarily in the San Juan Basin of New Mexico and Colorado and the Permian Basin of West Texas and New Mexico.
TXO Partners also has a wholly-owned subsidiary, MorningStar Operating LLC which owns oil and gas assets primarily in the San Juan Basin of New Mexico and Colorado and the Permian Basin of West Texas and New Mexico.
Reorganization and Public Listing of Common Units

In January, 2023, we completed a series of reorganization transactions in conjunction with publicly listing our common units on the New York Stock Exchange. These included the following transactions (the ‘Reorganization Transactions’):

•We effectuated a one-for-25.33 reverse unit split;
•We caused the exchange of all outstanding Series 5 preferred units for 10,644,484 common units, resulting in our capital structure to consist of a single class of common units;
•All limited partner holders party to our amended and restated agreement of limited partnership contributed all of the outstanding equity interests in us to a new parent company, MorningStar Partners II, L.P., a Delaware limited partnership (“MSP II”) in exchange for equity interests in MSP II; and
•We amended our governing documents to, among other things, (i) change our name from “MorningStar Partners, L.P.” to “TXO Energy Partners, L.P.” and (ii) reflect the General Partner as our new non-economic general partner.

As a result of these transactions, the capital structure has been reflected as if the new number of units had been in place for all periods presented.

In May 2023, we amended our Certificate of Formation to change our name to “TXO Partners, L.P.” and the General Partner amended its Certificate of Formation to change its name to “TXO Partners GP, LLC.”

2.Basis of Presentation and Significant Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and on the same basis as our audited financial statements as of December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated balance sheet as of March 31, 2023 and the consolidated statements of operations and cash flows for the periods presented herein are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of results for the periods shown. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements referred to above. The results and trends in these interim financial statements may not be indicative of results for the full year.
Significant Accounting Policies
For a complete description of TXO Partners’ significant accounting policies, see our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
3.Related Party Transactions
We earned management fees from Cross Timbers Energy of $1.4 million for the three months ended March 31, 2023 and $1.5 million for the three months ended March 31, 2022.
4.Debt

(in thousands)	March 31, 2023	December 31, 2022
Credit Facility, —% at March 31, 2023 and 7.8% at December 31, 2022	$—	$113,000
September 2016 Loan, 7.9% at March 31, 2023 and 7.4% at December 31, 2022	$7,100	$7,100
Total Long-term Debt	$7,100	$120,100
November 2021 Credit Facility
On November 1, 2021, we entered into a new four-year, $165 million senior secured credit facility (the “Credit Facility”) with certain commercial banks. The Credit Facility has a maturity date of November 1, 2025. We use the Credit Facility for general corporate purposes. In connection with entering into the Credit Facility, we incurred financing fees and expenses of approximately $2.8 million as of March 31, 2023 and $2.8 million as of December 31, 2022 before accumulated amortization of $1.0 million as of March 31, 2023 and $0.8 million as of December 31, 2022. These costs are being amortized over the life of the credit facility. Such amortized expenses are recorded as interest expense on the statements of operations.
Redetermination of the borrowing base under the Credit Facility, is based primarily on reserve reports that reflect commodity prices at such time, and scheduled borrowing base redeterminations occur semi-annually, in March and September. Interim redeterminations, may occur between scheduled redeterminations at the lenders sole discretion or upon our request. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in Cross Timbers Energy, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by Cross Timbers Energy and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the Credit Facility but current assets and liabilities shall exclude the fair value of derivative instruments and any advances under the Credit Facility and (ii) a ratio of total indebtedness to EBITDAX of not greater than 3.0 to 1.0 each calculated quarterly. For purposes of the total net debt-to-EBITDAX ratio, total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. The total EBITDAX calculation consists of Cross Timbers Energy’s EBITDAX that has been paid in cash to TXO Partners, plus MorningStar Operating LLC’s EBITDAX, plus net realized hedge gains or losses, less the consolidated expenses of TXO Partners and its subsidiaries. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. We are required to hedge at least 75% of reasonably anticipated projected production of proved developed producing reserves for the 12-month period following January 1, 2023, and at least 50% for the period from month 13 to month 30. However, if the net leverage ratio (the ratio of total net debt-to-EBITDAX) is less than or equal to 1.0 to 1.0 and our liquidity is equal to or greater than 20% of the borrowing base then in effect, the minimum required hedge volume for month one through month twenty-four will be reduced to 50% and the requirement to maintain the minimum required hedge volume for months 25 through 30 shall be removed. Our Credit

Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. From September 30, 2022 through the next scheduled spring redetermination which shall occur no later than June 30, 2023, we received waivers to reduce the hedging requirement from 30 months to 15 months and from 50% to 45% of the reasonably anticipated projected production. As a result, we were in compliance with all of our debt covenants as of March 31, 2023 and December 31, 2022. Additionally, we believe we have have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
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
September 2016 Loan
On September 30, 2016, TXO Partners entered into an unsecured loan agreement with Cross Timbers Energy (the “FAM Loan”). The proceeds for the loan were taken from the cash held by the offshore subsidiary of Exxon Mobil Corporation and the loan was assigned to the offshore subsidiary (Note 5). The loan matures on January 31, 2026, but is automatically extended should the maturity date of the Credit Facility be extended. In all instances, this loan will mature ninety-one days after the maturity of the Credit Facility. Interest on the loan is the lesser of (a) London Interbank Offered Rate (“LIBOR”) plus three and one-quarter of one percent (3.25%) per annum, adjusted monthly or (b) the highest rate permitted by applicable law. Though the note is unsecured, we are required to stay in compliance with terms of the Credit Facility.
5.Note Receivable from Related Party
As of March 31, 2023 and December 31, 2022, we, through our 5% ownership interest in investment assets at Cross Timbers Energy, had a note receivable totaling $7.1 million outstanding with a highly-rated, offshore subsidiary of Exxon Mobil Corporation. Under the terms of the agreement, there is no stated maturity date and Cross Timbers Energy may demand repayment of all or any portion of the outstanding balance on two business days’ notice. Interest is earned based on the one-month SOFR rate and is paid monthly. Interest income totaled $0.1 million in the first three months of 2023 and less than $0.1 million in the first three months of 2022.
The note receivable is treated as a non-current asset, since Cross Timbers Energy does not have any intention of demanding repayment of all or any portion of the outstanding balance at this time. Repayment would require the approval of the Cross Timbers Energy MMC.
6.Asset Retirement Obligation
Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of changes in TXO Partners’s asset retirement obligation activity for the three months ended March 31, 2023:

(in thousands)
Asset retirement obligation, January 1	$126,458
Liability settled upon plugging and abandoning wells	(186)
Accretion of discount expense	2,118
Asset retirement obligation, March 31	128,390
Less current portion	(2,500)
Asset retirement obligation, long term	$125,890
7.Commitments and Contingencies
From time to time, the Partnership is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Partnership.
To date, our expenditures to comply with environmental and occupational health and safety laws and regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.
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
Fair Value of Financial Instruments
Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at March 31, 2023 and December 31, 2022. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,131	$7,131	$7,131	$7,131
Long-term debt	$(7,100)	$(7,100)	$(120,100)	$(120,100)
Derivative asset	$9,410	$9,410	$1,532	$1,532
Derivative liability	$(18,155)	$(18,155)	$(105,772)	$(105,772)
The fair value of our note receivable from related party approximates the carrying amount because the interest rate is based on current market interest rates and can be called upon two business days’ notice (Note 5). The fair value of our long-term debt approximates the carrying amount because the interest rate is reset periodically at then current market rates (Note 4).
The fair value of our note receivable from related party (Note 5), derivative asset/(liability) (Note 9) and our long-term debt (Note 4) is measured using Level II inputs, and are determined by either market prices on an active market for similar assets or other market-corroborated prices. Counterparty credit risk is considered when determining the fair value of our note receivable and net derivative asset (liability). Since our counterparty is highly rated, the fair value of our note receivable from related party does not require an adjustment to account for the risk of nonperformance by the counterparty, however, an adjustment for counterparty credit risk has been applied to the net derivative asset (liability).

The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	March 31, 2023		December 31, 2022
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note receivable from related party	$7,131	$—	$7,131	$—
Long-term debt	$(7,100)	$—	$(120,100)	$—
Derivative asset	$9,410	$—	$1,532	$—
Derivative liability	$(18,155)	$—	$(105,772)	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments whenever events or circumstances indicate that the carrying value of those assets may not be recoverable and are based upon Level 3 inputs. These assets and liabilities can include assets and liabilities acquired in a business combination, proved and unproved natural gas properties, asset retirement obligations and other long-lived assets that are written down to fair value when they are impaired. Such fair value estimates require assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.
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
Commodity Price Hedging Instruments
We periodically enter into futures contracts, energy swaps, swaptions, collars and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas and natural gas liquids sales. When actual commodity prices exceed the fixed price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. See Note 9.
The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$641	$968	$(7,029)	$(13,594)
Natural gas liquids futures	$794	$—	$(96)	$(524)
Natural gas futures, collars and basis swaps	$7,975	$564	$(11,030)	$(91,654)
Total	$9,410	$1,532	$(18,155)	$(105,772)

Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated income statements, comprises the following realized and unrealized components:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash paid to counterparties	$80,438	$15,164
Non-cash change in derivative fair value	$(95,494)	$91,353
Derivative fair value (gain) loss	$(15,056)	$106,517
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
We enter futures contracts, energy swaps, swaptions and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We also enter costless price collars, which set a ceiling and floor price to hedge our exposure to price fluctuations on natural gas sales. When actual commodity prices exceed the ceiling price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the floor price, we receive this difference from the counterparty. If the actual commodity price falls in between the ceiling and floor price, there is no cash settlement.
Crude Oil
We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
April 2023—December 2023	2,500	$68.87
January 2024—June 2024	2,000	$63.27
The price we receive for our oil production is generally different than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment for the West Texas Midland delivery location for the production and periods shown below.

Production Period	Bbls per Day	Weighted Average Sell Basis Price per Bbl (a)
April 2023—December 2023	5,000	$1.21
_________________________________
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

Production Period	Bbls per Day	Weighted Average Roll Price per Bbl (a)
April 2023—December 2023	3,000	$0.89
_________________________________
(a)Increases to NYMEX oil price for roll component
Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $1.3 million in the first three months of 2023 and $7.7 million in the first three months of 2022. An unrealized gain increased oil revenues by $6.2 million in the first three months of 2023 and an unrealized loss decreased oil revenues by $43.2 million in the first three months of 2022.
Natural Gas Liquids
We have entered into natural gas liquids futures contracts and swap agreements for ethane that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	Gallons per Day	Weighted Average NGL OPIS Price per Gallon
Ethane
April 2023—December 2023	63,000	$0.27
January 2024—June 2024	63,000	$0.23
Net settlements on NGL futures contracts increased NGL revenues by $0.1 million in the first three months of 2023 and decreased NGL revenues by $1.2 million in the first three months of 2022. An unrealized gain increased NGL revenues by $1.2 million in the first three months of 2023 and an unrealized loss decreased NGL revenues by $7.2 million in the first three months of 2022.
Natural Gas
We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
April 2023—December 2023	35,000	$3.51
January 2024—June 2024	30,000	$3.26
We have also entered into gas collars that set a ceiling and floor price for the production and periods shown below.

		Weighted Average NYMEX Price per MMBtu
Production Period	MMBtu per Day	Floor	Ceiling
January 2024—June 2024	5,000	$3.75	$7.25

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
April 2023—December 2023	70,000	$0.17
_________________________________
(a)Reductions to NYMEX gas price for delivery location
Net settlements on gas futures and sell basis swap contracts decreased gas revenues by $79.2 million in the first three months of 2023 and $6.2 million in the first three months of 2022. An unrealized gain to record the fair value of derivative contracts increased gas revenues by $88.0 million in the first three months of 2023 and an unrealized loss decreased gas revenues by $41.0 million in the first three months of 2022.

10. Earnings per Unit

The following represents basic and diluted earnings (loss) per Common Unit upon the Reorganization (See Note 1) and corresponding issuance of 5.8 million Common Units for the three months ended March 31, 2023 and 2022:

	(in thousands, except per unit data)	Net income (loss)	Units	Income (loss) per Unit
2023
	Basic	$83,809	28,783	$2.91
	Effect of dilutive securities	—	545
	Diluted	$83,809	29,328	$2.86

2022
	Basic	$(65,583)	25,000	$(2.62)
	Effect of dilutive securities	—	—
	Diluted	$(65,583)	25,000	$(2.62)

11. Partners’ Capital

On May 9, 2023, the board of directors of our general partner declared a cash distribution of $0.50 per common unit for the quarter ended March 31, 2023. The distribution will be paid on May 30, 2023, to unitholders of record on May 22, 2023.

12. Revenue from Contracts with Customers
The Partnership recognizes sales of oil, natural gas, and NGLs when it satisfies a performance obligation by transferring control of the product to a customer, in an amount that reflects the consideration to which the Partnership expects to be entitled in exchange for the product.

As discussed in Note 9, the Partnership recognizes the impact of derivative gains and losses as a component of revenue. See table below for the reconciliation of revenue from contracts with customers and derivative gains and losses.

	For the Three Months Ended March 31, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$44,699	$7,815	$90,829	$143,343
Unrealized gain (loss) on derivatives	6,238	1,222	88,034	95,494
Realized gain (loss) on derivatives	(1,316)	86	(79,208)	(80,438)
Total revenues	$49,621	$9,123	$99,655	$158,399

	For the Three Months Ended March 31, 2022
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$48,407	$11,548	$37,024	$96,979
Unrealized gain (loss) on derivatives	(43,200)	(7,195)	(40,958)	(91,353)
Realized gain (loss) on derivatives	(7,737)	(1,232)	(6,195)	(15,164)
Total Revenues	$(2,530)	$3,121	$(10,129)	$(9,538)
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
Oil and Condensate Sales
Oil production is sold at the wellhead under market-sensitive contracts at an index price, net of pricing differentials. The Partnership recognizes revenue when control transfers to the purchaser at the wellhead at the net price received from the customer. This treatment after the adoption of ASC 606 is consistent with the treatment under ASC 605 and has no impact on revenues or expenses on the statement of operations.
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
13. Employee Benefit Plans

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

We recognized compensation expense related to these grants of $0.6 million for the three months ended March 31, 2023 and none for the three months ended March 31, 2022. As of March 31, 2023, we had total deferred compensation expense of $10.3 million. For these non-vested unit awards, we estimate that compensation expense for service periods after March 31, 2023 will be $2.9 million in 2023, $3.6 million in 2024, $3.5 million in 2025 and $0.3 million in 2026. The weighted average remaining vesting period is 2.8 years.
14.Accrued Liabilities
Accrued liabilities consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued production expenses	$16,862	$19,846
Accrued severance taxes	$4,384	$4,946
Accrued capital expenditures	$3,330	$6,654
Accrued ad valorem taxes	$2,185	$2,420
Other accrued liabilities	$1,192	$262
Total accrued liabilities	$27,953	$34,128
15.Supplemental Cash Flow Information
Interest payments totaled $1.3 million for the three months ended March 31, 2023 and $1.5 million for the three months ended March 31, 2022. Income tax payments were $0.1 million during the three months ended March 31, 2023 and none during the three months ended March 31, 2022.
16.Subsequent Events
We have evaluated subsequent events through the date the financial statements were available to be issued. See Notes 1, 11 and 13.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in Item 1 of this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Unless otherwise stated or the context indicates otherwise, references in this Quarterly Report to “our general partner” refers to TXO Partners GP, LLC, a Delaware limited liability company, and the terms “partnership,” the “Company,” “we,” “our,” “us” or similar terms refer to TXO Partners, L.P., a Delaware limited partnership (“TXO Partners”) and its subsidiaries. Unless otherwise indicated, throughout this discussion the term “MBoe” refers to thousands of barrels of oil equivalent quantities produced for the indicated period, with natural gas and NGL quantities converted to Bbl on an energy equivalent ratio of six Mcf to one barrel of oil.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report on Form 10-Q.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil, natural gas and NGL. We disclose important factors that could cause our actual results to differ materially from our expectations as discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statement include:

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

Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q occur, or should underlying assumptions prove to be incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Overview
We are an independent oil and natural gas company focused on the acquisition, development, optimization and exploitation of conventional oil, natural gas and natural gas liquid reserves in North America. Our properties are predominately located in the Permian Basin of New Mexico and Texas and the San Juan Basin of New Mexico and Colorado.

Initial Public Offering
On January 31, 2023, we completed our initial public offering in which we issued and sold 5,000,000 common units at a public offering price of $20.00 per unit. In addition, on February 6, 2023, we sold an additional 750,000 common units pursuant to the underwriters’ option to purchase additional units to cover over-allotments. We received net proceeds of approximately $102 million, after deducting underwriting discounts and commissions and offering expenses borne by us. We utilized the proceeds from our initial public offering and cash on hand to pay down our credit facility in full as of March 31, 2023.
Market Outlook
The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2022 through March 31, 2023, NYMEX prices for crude oil and natural gas reached a high of $123.70 per Bbl and $9.68 per MMBtu, respectively, and a low of $66.74 per Bbl and $1.99 per MMBtu, respectively. Oil prices steadily increased significantly in the first half of 2022 due to increased demand, domestic supply reductions, OPEC control measures and market disruptions resulting from the Russia-Ukraine war and sanctions on Russia. Since the Russia-Ukraine conflict first commenced, WTI crude oil prices have been volatile reaching a high of $123.70 per Bbl in March 2022 before declining to $80.86 per Bbl as of April 18, 2023. Natural gas prices reached a high of $9.68 per MMbtu in August, 2022 before declining to $2.37 per MMbtu as of April 18, 2023.
We expect the crude oil and natural gas markets will continue to be volatile in the future. Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production.
Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021, which has continued into 2023, due to a substantial increase in the money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine war and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. Inflation, as measured on an annual basis, rose from 7.0% in December 2021 to a high of 9.1% in June 2022 and fell to 5.0% in March 2023. Global, industry-wide supply chain disruptions have resulted in widespread shortages of labor, materials and services. Such shortages have resulted in our facing significant cost increases for labor, materials and services. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and annual wage increases have increased our operating costs for the three months ended March 31, 2023 compared to the same period in 2022. We also may face shortages of these commodities and labor, which may prevent us from executing on our development plan. We do not expect these shortages and cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent inflation remains elevated, we may experience further cost increases in our operations, including costs for drill rigs, workover rigs, tubulars and other well equipment, as well as increased labor costs. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
We continue to evaluate actions to mitigate supply chain and inflationary pressures. We pre-purchased pipe necessary to drill the remainder of our development for 2022 and are currently evaluating whether to do the same in the first half of 2023. We are working closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient.
How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our operations, including:
•production volumes;
•realized prices on the sale of oil, NGLs and natural gas;

•production expenses;
•acquisition and development expenditures;
•Adjusted EBITDAX; and
•Cash Available for Distribution.
Non-GAAP Financial Measures

Adjusted EBITDAX

We include in this Quarterly Report the non-GAAP financial measure Adjusted EBITDAX and provide our calculation of Adjusted EBITDAX and a reconciliation of Adjusted EBITDAX to net income (loss), our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDAX as net income (loss) before (1) interest income, (2) interest expense, (3) depreciation, depletion and amortization, (4) impairment expenses, (5) accretion of discount on asset retirement obligations, (6) exploration expenses, (7) unrealized (gains) losses on commodity derivative contracts, (8) non-cash incentive compensation, (9) non-cash (gain) loss on forgiveness of debt and (10) certain other non-cash expenses.

Adjusted EBITDAX is used as a supplemental financial measure by our management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to more effectively evaluate our operating performance and our results of operation from period to period and against our peers without regard to financing methods, capital structure or historical cost basis. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDAX is not a measurement of our financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as indicators of our operating performance. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax burden, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDAX. Our presentation of Adjusted EBITDAX should not be construed as an inference that our results will be unaffected by unusual or non-recurring items. Our computations of Adjusted EBITDAX may not be identical to other similarly titled measures of other companies.
Cash Available for Distribution

Cash available for distribution is not a measure of net income or net cash flow provided by or used in operating activities as determined by GAAP. Cash available for distribution is a supplemental non-GAAP financial measure used by our management and by external users of our financial statements, such as investors, lenders and others (including industry analysts and rating agencies who will be using such measure), to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as Adjusted EBITDAX less net cash interest expense, exploration expense, non-recurring (gain) / loss and development costs. Development costs include all of our capital expenditures made for oil and gas properties, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances. Cash available for distribution is not a measurement of our financial performance or liquidity under GAAP and should not be considered as an alternative to, or more meaningful than, net income (loss) or net cash provided by or used in operating activities as determined in accordance with GAAP or as indicators of our financial performance and liquidity. The GAAP measures most directly comparable to cash available for distribution are net income and net cash provided by operating activities. Cash available for distribution should not be considered as an alternative to, or more meaningful than, net income or net cash provided by operating activities.

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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended March 31,
	2023	2022

	(in thousands)

Net income (loss)	$83,809	$(65,583)
Interest expense	1,439	1,670
Interest income	(107)	(6)
Depreciation, depletion and amortization	10,938	9,780
Accretion of discount in asset retirement obligation	2,118	1,477
Exploration expense	67	87
Non-cash derivative (gain)/loss	(95,494)	91,353
Non-cash incentive compensation	639	—
Adjusted EBITDAX	$3,409	$38,778
Cash Interest expense	(1,259)	(1,502)
Cash Interest income	107	6
Exploration expense	(67)	(87)
Development costs	(11,278)	(696)
Cash Available for Distribution	$(9,088)	$36,499

Net cash provided by operating activities	$17,149	$28,665
Changes in operating assets and liabilities	(14,959)	8,530
Development costs	(11,278)	(696)
Cash Available for Distribution	$(9,088)	$36,499

Results of Operations
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three months ended March 31,
	2023	2022

	(in thousands)
REVENUES
Oil and condensate	$49,621	$(2,530)
Natural gas liquids	9,123	3,121
Gas	99,655	(10,129)
Total Revenues	158,399	(9,538)
EXPENSES
Production	35,324	25,026
Exploration	67	87
Taxes, transportation and other	28,903	23,487
Depreciation, depletion and amortization	10,938	9,780
Accretion of discount in asset retirement obligation	2,118	1,477
General and administrative	2,222	396
Total Expenses	79,572	60,253
OPERATING INCOME (LOSS)	78,827	(69,791)
OTHER INCOME (EXPENSE)
Other income	6,314	5,872
Interest income	107	6
Interest expense	(1,439)	(1,670)
Total Other Income	4,982	4,208
NET INCOME (LOSS)	$83,809	$(65,583)

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Three months ended March 31,
	2023	2022
Sales:
Oil and condensate sales (MBbls)	603	517
Natural gas liquids sales (MBbls)	269	301
Natural gas sales (MMcf)	6,903	7,550
Total (MBoe)	2,023	2,077
Total (MBoe/d)	22	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$74.07	$93.62
Oil and condensate (per Bbl) (1)	$82.22	$(4.89)
Natural gas liquids excluding the effects of derivatives (per Bbl)	$29.09	$38.30
Natural gas liquids (per Bbl) (2)	$33.96	$10.35
Natural gas excluding the effects of derivatives (per Mcf)	$13.16	$4.90
Natural gas (per Mcf) (3)	$14.44	$(1.34)
Expense per Boe:
Production	$17.46	$12.05
Taxes, transportation and other	$14.29	$11.31
Depreciation, depletion and amortization	$5.41	$4.71
General and administrative expenses	$1.10	$0.19
_________________________________
(1)Oil and condensate prices include both realized losses and unrealized gains and losses from derivatives. The unrealized gains were $6.2 million for the three months ended March 31, 2023 and the unrealized losses were $43.2 million for the three months ended March 31, 2022. The realized losses were $1.3 million for the three months ended March 31, 2023 and $7.7 million for the three months ended March 31, 2022.
(2)Natural gas liquids prices include both realized and unrealized gains and losses from derivatives. The unrealized gains were $1.2 million for the three months ended March 31, 2023 and the unrealized losses were $7.2 million for the three months ended March 31, 2022. The realized gains were $0.1 million for the three months ended March 31, 2023 and the unrealized losses were $1.2 million for the three months ended March 31, 2022.
(3)Natural gas prices include both realized losses and unrealized gains and losses from derivatives. The unrealized gains were $88.0 million for the three months ended March 31, 2023 and the unrealized losses were $41.0 million for the three months ended March 31, 2022. The realized losses were $79.2 million for the three months ended March 31, 2023 and $6.2 million for the three months ended March 31, 2022.
Revenues
Revenues increased $167.9 million, or 1,761%, from $(9.5) million for the three months ended March 31, 2022 to $158.4 million for the three months ended March 31, 2023. The increase was primarily attributable to net gains on our hedging activity of $121.6 million, of which $186.8 million were unrealized gains and $65.3 million were realized losses. Additionally, a 168% increase in the average selling price, excluding the effects of derivatives, of natural gas resulted in an increase in revenue of $62.3 million. These high natural gas prices are related to selling to West Coast markets that had higher prices than the rest of the country due to colder weather and transportation constraints in California. These increases were partially offset by the effects of a decrease in production of 54 MBoe primarily as a result of natural declines in San Juan Basin resulting in a decrease in revenue of $3.1 million and a decrease in the average selling price, excluding the effects of derivatives, on oil of 21% resulting in a decrease in revenue of $10.1 million and on NGLs of 24% resulting in a decrease in revenue of $2.8 million.
Production expenses
Production expenses increased $10.3 million, or 41%, from $25.0 million for the three months ended March 31, 2022 to $35.3 million for the three months ended March 31, 2023. Of this increase, $6.9 million is attributable to the acquisition of additional interest in the Permian Basin. The remainder of the increase is primarily due to increased maintenance costs and other cost increases.

On a per unit basis, production expenses increased from $12.05 per Boe sold for the three months ended March 31, 2022 to $17.46 per Boe sold for the three months ended March 31, 2023. The increase is primarily related to the increased costs per Boe from the acquisition of additional interest in the Permian Basin due to the acquired properties having a higher percentage of oil production, which is more expensive on a Boe basis than natural gas production. Additionally, increased maintenance costs and other cost increases contributed to the increase per Boe.
Taxes, transportation, and other
Taxes, transportation, and other increased $5.4 million, or 23%, from $23.5 million for the three months ended March 31, 2022 to $28.9 million for the three months ended March 31, 2023. The increase is primarily attributable to the increase in natural gas prices partially offset by decreased oil and NGLs prices and production.
On a per unit basis, taxes, transportation, and other increased from $11.31 per Boe sold for the three months ended March 31, 2022 to $14.29 per Boe sold for the three months ended March 31, 2023. The increase is primarily related to the higher natural gas prices and change in production mix.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased $1.2 million, or 12%, from $9.8 million for the three months ended March 31, 2022 to $10.9 million for the three months ended March 31, 2023. The increase is primarily attributable to the increased production associated with the acquisition of additional interest in the Permian Basin third quarter of 2022 of $1.2 million.
On a per unit basis, depreciation, depletion, and amortization increased from $4.71 per Boe sold for the three months ended March 31, 2022 to $5.41 per Boe sold for the three months ended March 31, 2023. The increase is primarily related to changes in production mix.
General and administrative
General and administrative (“G&A”) expenses increased $1.8 million, or 461%, from $0.4 million for the three months ended March 31, 2022 to $2.2 million for the three months ended March 31, 2023. The increase is primarily attributable to higher personnel costs of $1.1 million due in part to amortization of unit awards and additional expenses related to the initial public offering in January 2023.
On a per unit basis, G&A expense increased from $0.19 per Boe sold for the three months ended March 31, 2022 to $1.10 per Boe sold for the three months ended March 31, 2023. The increase is primarily related to increased costs and decreased production.
Other income
Other income increased $0.4 million, or 8%, from $5.9 million for the three months ended March 31, 2022 to $6.3 million for the three months ended March 31, 2023. The increase is primarily attributable to higher CO2 and plant income of $1.2 million related to the acquisition of additional interest in the Permian Basin partially offset by $0.8 million decrease in marketing income. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado we acquired from Chevron in November 2021, which we refer to as the Vacuum properties.
Interest expense
Interest expense decreased $0.2 million, or 14%, from $1.7 million for the three months ended March 31, 2022 to $1.4 million for the three months ended March 31, 2023. The decrease is primarily attributable to the decreased borrowings due in part to the January 2023 initial public offering partially offset by a higher interest rate.
Liquidity and Capital Resources
Our primary sources of liquidity and capital will be cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $113.0 million at December 31, 2022 and

$0.0 million at March 31, 2023, and the remaining availability under our Credit Facility was $52.0 million at December 31, 2022 and $165.0 million at March 31, 2023. Additionally, we had positive net working capital (including cash and excluding the effects of derivative instruments) of $20.7 million at December 31, 2022 and $6.8 million at March 31, 2023.
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. The first distribution of $0.50 per unit with respect to cash available for distribution for the three months ended March 31, 2023, was declared on May 09, 2023 and will be paid May 30, 2023 to unitholders of record on May 22, 2023. In accordance with the terms of our partnership agreement, we prorated the amount of the distribution payable for the period from January 31, 2023 (the closing of our initial public offering) through March 31, 2023, based on the actual length of that period.
Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions were $12.4 million for the three months ended March 31, 2023 and $5.8 million for the three months ended March 31, 2022.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”
We incurred costs of approximately $8.0 million for drilling, completion and recompletion activities and facilities costs in the three months ended March 31, 2023 and we have budgeted approximately $30.0 - $35.0 million for such costs in 2023.
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
Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our distributions, meet our debt obligations and fund our 2023 capital development programs from cash flow from operations and net proceeds from the initial public offering.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Net cash provided by operating activities	$17,149	$28,665
Net cash used by investing activities	(12,381)	(5,792)
Net cash used by financing activities	(6,724)	(15,064)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net cash provided by operating activities
Net cash provided by operating activities decreased $11.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to a decline in operating results, excluding the effects of derivatives, primarily due to increased costs partially offset by improved natural gas realizations.
Net cash used by investing activities
Net cash used by investing activities increased $6.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to an increase in development costs of $10.6 million partially offset by decreased proved property acquisitions of $3.5 million and other asset additions of $0.5 million.
Net cash used by financing activities

	Three months ended March 31,
	2023	2022
	(in thousands)
Proceeds from long-term debt	$37,000	$415,000
Payments on long-term debt	(150,000)	(430,000)
Net proceeds from initial public offering	106,277	—
Debt issuance costs	(1)	(64)
Net cash used in financing activities	$(6,724)	$(15,064)
Net cash used in financing activities decreased $8.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to proceeds from the initial public offering of $106.3 million partially offset by an increase in net repayments under our credit facility of $98.0 million.
Revolving credit agreement
On November 1, 2021, we entered into a new four-year, $165 million senior secured credit facility with certain commercial banks. The facility has a maturity date of November 1, 2025 and as of November 3, 2022, the last date of redetermination, our borrowing base was $165 million.
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
At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). The weighted average interest rate on Credit Facility borrowings was 8.3% in the three months ended March 31, 2023.
We are required to maintain (i) a current ratio (the ratio of current assets to current liabilities) greater than 1.0 to 1.0, which for purposes of this definition includes availability under the Credit Facility but excludes the fair value of derivative instruments, and (ii) a ratio of total net debt-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio, total net debt is total debt for borrowed money (including capital leases and purchase money debt) minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. The total EBITDAX calculation consists of Cross Timbers Energy’s EBITDAX that has been paid in cash to TXO Partners, plus MorningStar Operating LLC’s EBITDAX, plus net realized hedge gains or losses, less the consolidated expenses of TXO Partners and its subsidiaries.
We utilized the proceeds from our initial public offering and cash on hand to pay down our credit facility in full, so that we had no debt outstanding and $165 million available under our Credit Facility as of March 31, 2023.
Contractual obligations and commitments
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Derivative contracts
We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of March 31, 2023, the current liability related to such contracts was $16.7 million and the non-current liability was $1.5 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas. For further information on derivative contracts, see Note 9 in the financial statements included elsewhere in this Quarterly Report.
Asset Retirement Obligation
At March 31, 2023, we had asset retirement obligations of $128.4 million inclusive of a current portion of $2.5 million. For further information on asset retirement obligations, see Note 6 in the financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies

There has been no change in our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

As of March 31, 2023, the fair market value of our oil, NGL and natural gas derivative contracts was a net liability of $8.7 million. Based upon our open commodity derivative positions at March 31, 2023, a hypothetical 10% change in the NYMEX WTI and Henry Hub prices, OPIS prices and basis prices would change our net oil, NGL and natural gas derivative liability by approximately $13.9 million.

(in thousands)	Fair Value at March 31, 2023	Hypothetical Price Increase or Decrease of 10%
Derivative asset (liability) – Crude Oil	$(6,388)	$7,916
Derivative asset (liability) – Natural Gas Liquids	$698	$657
Derivative asset (liability) – Natural Gas	$(3,056)	$5,371
Net cash used in financing activities	$(8,745)	$13,944
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
At March 31, 2023, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.
Interest rate risk
At March 31, 2023, we had $0.0 million of variable rate debt outstanding. Based on this and expected borrowing levels in 2023, a change in interest rates would be de minimis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”
Item 4. Controls and Procedures

As required by Rule 13a 15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Effective May 8, 2023, the Partnership changed its name to TXO Partners, L.P (the “LP Name Change”). The LP Name Change was effected pursuant to Section 17-202 of the Delaware Revised Uniform Limited Partnership Act (the “DRULPA”) by filing an Amended and Restated Certificate of Limited Partnership of the Partnership with the Secretary of State of the State of Delaware. Under the DRULPA and terms of our partnership agreement, the LP Name Change did not require approval of the Partnership’s limited partners.

Effective May 8, 2023, the General Partner changed its name to TXO Partners GP, LLC (the “GP Name Change” and, together with the LP Name Change, the “Name Changes”). The GP Name Change was effected pursuant to Section 18-202 of the Delaware Limited Liability Company Act by filing an Amended and Restated Certificate of Formation of the General Partner with the Secretary of State of the State of Delaware.

To reflect the Name Changes, effective May 8, 2023, (i) the General Partner entered into Amendment No. 1 to the Seventh Amended and Restated Agreement of Limited Partnership of the Partnership, and (ii) MSOG, the sole member of the General Partner, entered into Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of the General Partner.

The Name Changes do not affect the rights of the Partnership’s unitholders. There were no changes to the formation documents of the Partnership or General Partner other than to reflect the Name Changes. Our common units will continue to trade on The New York Stock Exchange under the symbol “TXO.”

Item 6. Exhibits

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Limited Partnership of TXO Partners, L.P.

3.2*	Amended and Restated Certificate of Formation of TXO Partners, GP, LLC

3.3*	Amendment No. 1 to the Seventh Amended and Restated Agreement of Limited Partnership of TXO Partners, L.P.

3.4*	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of TXO Partners GP, LLC

3.5*	Seventh Amended and Restated Agreement of Limited Partnership of TXO Partners, L.P. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on January 31, 2023)

3.6*	Amended and Restated Limited Liability Company Agreement of TXO Partners GP, LLC (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on March 31, 2023)

10.1
Contribution Agreement dated January 1, 2023, by and among TXO Partners, L.P. (formerly known as TXO Energy Partners, L.P.), MorningStar Oil & Gas, LLC, MorningStar Partners II, L.P. and the Limited Partners party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 31, 2023)

10.2	2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 31, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document. (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TXO Partners, L.P.

By:	TXO Partners GP, LLC, its general partner

By:	/s/ Brent W. Clum
Name: Brent W. Clum Title: President of Business Operations, Chief Financial Officer and Duly Authorized Officer