Form 10-Q
period 2023-06-30
TXO Partners, L.P.
filed 2023-08-08
CIK 1559432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-04321
TXO Partners, L.P.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 30,750,000 common units as of August 8, 2023.

i

Part I - Financial Information
Item 1. Financial Statements

TXO PARTNERS, L.P. Consolidated Balance Sheets
(in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,440	$9,204
Accounts receivable, net	30,419	52,304
Derivative fair value	4,800	1,242
Other	10,374	11,277
Total Current Assets	50,033	74,027
Property and Equipment, at cost – successful efforts method:
Proved properties	1,507,319	1,481,233
Unproved properties	18,466	18,406
Other	83,432	82,210
Total Property and Equipment	1,609,217	1,581,849
Accumulated depreciation, depletion and amortization	(767,924)	(745,444)
Net Property and Equipment	841,293	836,405
Other Assets:
Note receivable from related party	7,131	7,131
Derivative fair value	—	290
Other	2,434	6,779
Total Other Assets	9,565	14,200
TOTAL ASSETS	$900,891	$924,632
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$9,793	$14,686
Accrued liabilities	26,546	34,128
Derivative fair value	13,412	95,371
Asset retirement obligation, current portion	2,500	2,500
Other current liabilities	779	779
Total Current Liabilities	53,030	147,464
Long-term Debt	21,100	120,100
Other Liabilities:
Asset retirement obligation	129,070	123,958
Derivative fair value	9,199	10,401
Other liabilities	462	1,172
Total Other Liabilities	138,731	135,531
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	688,030	521,537
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$900,891	$924,632
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUES
Oil and condensate	$47,691	$44,138	$97,312	$41,608
Natural gas liquids	7,033	12,852	16,156	15,973
Gas	5,748	35,887	105,403	25,758
Total Revenues	60,472	92,877	218,871	83,339
EXPENSES
Production	39,357	36,155	74,681	61,181
Exploration	16	113	83	200
Taxes, transportation and other	15,088	24,532	43,991	48,019
Depreciation, depletion and amortization	11,543	9,937	22,481	19,717
Accretion of discount in asset retirement obligation	2,159	1,493	4,277	2,970
General and administrative	1,084	92	3,306	488
Total Expenses	69,247	72,322	148,819	132,575
OPERATING INCOME (LOSS)	(8,775)	20,555	70,052	(49,236)
OTHER INCOME (EXPENSE)
Other income	6,720	5,556	13,034	11,428
Interest income	127	17	234	23
Interest expense	(618)	(1,650)	(2,057)	(3,320)
Total Other Income	6,229	3,923	11,211	8,131
NET INCOME (LOSS)	$(2,546)	$24,478	$81,263	$(41,105)

NET INCOME (LOSS) PER COMMON UNIT
Basic	$(0.08)	$0.98	$2.73	$(1.64)
Diluted	$(0.08)	$0.98	$2.68	$(1.64)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	30,750	25,000	29,772	25,000
Diluted	30,750	25,000	30,313	25,000
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30, 2023
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$81,263	$(41,105)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	22,481	19,717
Accretion of discount in asset retirement obligation	4,277	2,970
Derivative fair value (gain) loss	(8,235)	134,328
Net cash paid to counterparties	(78,194)	(42,167)
Non-cash incentive compensation	1,591	—
Other non-cash items	360	340
Changes in operating assets and liabilities (a)	12,010	(5,595)
Cash Provided by Operating Activities	35,553	68,488
INVESTING ACTIVITIES
Proved property acquisitions	(6,105)	(3,754)
Development costs	(21,196)	(2,201)
Unproved property acquisitions	(60)	(49)
Other property and asset additions	(1,222)	(1,895)
Cash Used by Investing Activities	(28,583)	(7,899)
FINANCING ACTIVITIES
Proceeds from long-term debt	48,000	751,000
Payments on long-term debt	(147,000)	(804,000)
Net proceeds from initial public offering	106,277	—
Capitalized offering costs	—	(544)
Debt issuance costs	(110)	(91)
Distributions	(18,901)	(6,480)
Cash Used by Financing Activities	(11,734)	(60,115)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,764)	474
Cash and Cash Equivalents, beginning of period	9,204	7,547
Cash and Cash Equivalents, end of period	$4,440	$8,021
(a) Changes in Operating Assets and Liabilities
Accounts receivable	$21,834	$(24,461)
Other current assets	903	(2,081)
Aid-in-construction	—	238
Current liabilities	(10,059)	20,879
Other operating liabilities	(668)	(170)
	$12,010	$(5,595)
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Members’ Equity (Unaudited)
(in thousands)

	Series 3 Preferred	Series 5 Preferred	Common	Total
Balances, March 31, 2023	$—	$—	$708,525	$708,525
Net loss	—	—	(2,546)	(2,546)
Expensing of unit awards	—	—	952	952
Distributions to unitholders	—	—	(18,901)	(18,901)
Balances, June 30, 2023	$—	$—	$688,030	$688,030

	Series 3 Preferred	Series 5 Preferred	Common	Total
Balances, March 31, 2022	$34,295	$206,074	$235,407	$475,776
Net income	—	—	24,478	24,478
Increase in partners’ equity from in-kind distributions	—	—	857	857
In-kind distributions	—	—	(857)	(857)
Distributions	—	—	(6,480)	(6,480)
Balances, June 30, 2022	$34,295	$206,074	$253,405	$493,774

	Series 3 Preferred	Series 5 Preferred	Common	Total
Balances, December 31, 2022	$—	$206,074	$315,463	$521,537
Net income	—	—	81,263	81,263
Net proceeds from initial public offering	—	—	102,540	102,540
Expensing of unit awards	—	—	1,591	1,591
Distributions to unitholders	—	—	(18,901)	(18,901)
Conversion of Series 5 preferred to Common equity	—	$(206,074)	$206,074	$—
Balances, June 30, 2023	$—	$—	$688,030	$688,030

	Series 3 Preferred	Series 5 Preferred	Common	Total
Balances, December 31, 2021	$34,295	$206,074	$300,990	$541,359
Net loss	—	—	(41,105)	(41,105)
Increase in partners’ equity from in-kind distributions	—	—	857	857
In-kind distributions	—	—	(857)	(857)
Distributions to unitholders	—	—	(6,480)	(6,480)
Balances, June 30, 2022	$34,295	$206,074	$253,405	$493,774

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

2.Basis of Presentation and Significant Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and on the same basis as our audited financial statements as of December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated balance sheet as of June 30, 2023 and the consolidated statements of operations, members’ equity and cash flows for the periods presented herein are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of results for the periods shown. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange

Commission (“SEC”). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements referred to above. The results and trends in these interim financial statements may not be indicative of results for the full year.
Significant Accounting Policies
For a complete description of TXO Partners’ significant accounting policies, see our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
3.Related Party Transactions
We earned management fees from Cross Timbers Energy of $1.4 million for the three months ended June 30, 2023 and $1.5 million for the three months ended June 30, 2022 We earned management fees from Cross Timbers Energy of $2.8 million for the six months ended June 30, 2023 and $3.0 million for the six months ended June 30, 2022.
4.Debt

(in thousands)	June 30, 2023	December 31, 2022
Credit Facility, 8.7% at June 30, 2023 and 7.8% at December 31, 2022	$14,000	$113,000
September 2016 Loan, 8.4% at June 30, 2023 and 7.4% at December 31, 2022	$7,100	$7,100
Total Long-term Debt	$21,100	$120,100
November 2021 Credit Facility
On November 1, 2021, we entered into a four-year, $165 million senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. The Credit Facility has a maturity date of November 1, 2025. On June 28, 2023, we entered into an amendment to the Credit Facility (the “Second Amendment”) to make certain changes as described below. We use the Credit Facility for general corporate purposes. In connection with entering into the Credit Facility, we incurred financing fees and expenses of approximately $3.0 million as of June 30, 2023 and $2.8 million as of December 31, 2022 before accumulated amortization of $1.2 million as of June 30, 2023 and $0.8 million as of December 31, 2022. These costs are being amortized over the life of the credit facility. Such amortized expenses are recorded as interest expense on the statements of operations.
Redetermination of the borrowing base under the Credit Facility, is based primarily on reserve reports that reflect commodity prices at such time, and scheduled borrowing base redeterminations occur semi-annually, in March and September. Interim redeterminations, may occur between scheduled redeterminations at the lenders sole discretion or upon our request. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in Cross Timbers Energy, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by Cross Timbers Energy and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the Credit Facility but current assets and liabilities shall exclude the fair value of derivative instruments and any advances under the Credit Facility and (ii) a ratio of total indebtedness to EBITDAX of not greater than 3.0 to 1.0 each calculated quarterly. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Effective with the Second Amendment, our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be

35% for the 12 months following the end of the most recent quarter. If the Leverage ratio is less than 0.5 to 1.0 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility as amended by the Second Amendment, we were in compliance with all of our debt covenants as of June 30, 2023. From September 30, 2022 through the spring redetermination, we received waivers to reduce the hedging requirement from 30 months to 15 months and from 50% to 45% of the reasonably anticipated projected production. As a result, we were in compliance with all of our debt covenants as of December 31, 2022. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period (either one, three or six months) for loans bearing interest at SOFR. We are required to pay a commitment fee to the lenders under the Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the lesser of: (i) the maximum commitment amount of the lenders and (ii) the then-effective borrowing base.

We utilized the proceeds from our initial public offering and cash on hand to pay down our credit facility.
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
5.Note Receivable from Related Party
As of June 30, 2023 and December 31, 2022, we, through our 5% ownership interest in investment assets at Cross Timbers Energy, had a note receivable totaling $7.1 million outstanding with a highly-rated, offshore subsidiary of Exxon Mobil Corporation. Under the terms of the agreement, there is no stated maturity date and Cross Timbers Energy may demand repayment of all or any portion of the outstanding balance on two business days’ notice. Interest is earned based on the one-month SOFR rate and is paid monthly. Interest income totaled $0.2 million in the first six months of 2023 and less than $0.1 million in the first six months of 2022.
The note receivable is treated as a non-current asset, since Cross Timbers Energy does not have any intention of demanding repayment of all or any portion of the outstanding balance at this time. Repayment would require the approval of the Cross Timbers Energy MMC.
6.Asset Retirement Obligation
Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of changes in TXO Partners’ asset retirement obligation activity for the six months ended June 30, 2023:

(in thousands)
Asset retirement obligation, January 1	$126,458
Liability incurred upon acquiring and drilling wells	1,151
Liability settled upon plugging and abandoning wells	(316)
Accretion of discount expense	4,277
Asset retirement obligation, June 30	131,570
Less current portion	(2,500)
Asset retirement obligation, long term	$129,070
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
Fair Value of Financial Instruments
Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at June 30, 2023 and December 31, 2022. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,131	$7,131	$7,131	$7,131
Long-term debt	$(21,100)	$(21,100)	$(120,100)	$(120,100)
Derivative asset	$4,800	$4,800	$1,532	$1,532
Derivative liability	$(22,611)	$(22,611)	$(105,772)	$(105,772)
The fair value of our note receivable from related party approximates the carrying amount because the interest rate is based on current market interest rates and can be called upon two business days’ notice (Note 5). The fair value of our long-term debt approximates the carrying amount because the interest rate is reset periodically at then current market rates (Note 4).
The fair value of our note receivable from related party (Note 5), derivative asset/(liability) (Note 9) and our long-term debt (Note 4) is measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or other market-corroborated prices. Counterparty credit risk is considered when determining the fair value of our note receivable and net derivative asset (liability). Since our counterparty is highly rated, the fair value of our note receivable from related party does not require an adjustment to account for the risk of nonperformance by the counterparty, however, an adjustment for counterparty credit risk has been applied to the net derivative asset (liability).

The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	June 30, 2023		December 31, 2022
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note receivable from related party	$7,131	$—	$7,131	$—
Long-term debt	$(21,100)	$—	$(120,100)	$—
Derivative asset	$4,800	$—	$1,532	$—
Derivative liability	$(22,611)	$—	$(105,772)	$—
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
The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$442	$968	$(3,173)	$(13,594)
Natural gas liquids futures	$282	$—	$(183)	$(524)
Natural gas futures, collars and basis swaps	$4,076	$564	$(19,255)	$(91,654)
Total	$4,800	$1,532	$(22,611)	$(105,772)

Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated income statements, comprises the following realized and unrealized components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net cash (received from) paid to counterparties	$(2,244)	$27,003	$78,194	$42,167
Non-cash change in derivative fair value	$9,065	$808	$(86,429)	$92,161
Derivative fair value (gain) loss	$6,821	$27,811	$(8,235)	$134,328
Concentrations of Credit Risk
Our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies, marketing companies and end-users in various industries. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss from the other companies. Including the bank that issued the letter of credit, we currently have greater concentrations of credit with several investment-grade (BBB- or better) rated companies.
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

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
July 2023—December 2023	2,500	$68.87
January 2024—June 2024	2,000	$63.27
The price we receive for our oil production is generally different than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment for the West Texas Midland delivery location for the production and periods shown below.

Production Period	Bbls per Day	Weighted Average Sell Basis Price per Bbl (a)
July 2023—December 2023	5,000	$1.21
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

Production Period	Bbls per Day	Weighted Average Roll Price per Bbl (a)
July 2023—December 2023	3,000	$0.89
_________________________________
(a)Increases to NYMEX oil price for roll component
Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $0.7 million in the three months ended June 30, 2023 and $12.9 million in the three months ended June 30, 2022. Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $2.1 million in the six months ended June 30, 2023 and $20.7 million in the six months ended June 30, 2022. An unrealized gain increased oil revenues by $3.7 million in the three months ended June 30, 2023 and $0.1 million in three months ended June 30, 2022. An unrealized gain increased oil revenues by $9.9 million in the six months ended June 30, 2023 and an unrealized loss decreased oil revenues by $43.1 million in six months ended June 30, 2022.
Natural Gas Liquids
We have entered into natural gas liquids futures contracts and swap agreements for ethane that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	Gallons per Day	Weighted Average NGL OPIS Price per Gallon
Ethane
July 2023—December 2023	63,000	$0.27
January 2024—June 2024	63,000	$0.23
Net settlements on NGL futures contracts increased NGL revenues by $0.3 million in the three months ended June 30, 2023 and decreased NGL revenues by $2.2 million in the three months ended June 30, 2022. Net settlements on NGL futures contracts increased NGL revenues by $0.4 million in the six months ended June 30, 2023 and decreased NGL revenues by $3.4 million in the six months ended June 30, 2022. An unrealized loss decreased NGL revenues by $0.6 million in the three months ended June 30, 2023 and an unrealized gain increased NGL revenues by $1.1 million in the three months ended June 30, 2022. An unrealized gain increased NGL revenues by $0.6 million in the six months ended June 30, 2023 and an unrealized loss decreased NGL revenues by $6.1 million in the six months ended June 30, 2022.
Natural Gas
We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
July 2023—December 2023	35,000	$3.51
January 2024—June 2024	30,000	$3.26

We have also entered into gas collars that set a ceiling and floor price for the production and periods shown below.

		Weighted Average NYMEX Price per MMBtu
Production Period	MMBtu per Day	Floor	Ceiling
January 2024—June 2024	5,000	$3.75	$7.25
The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
July 2023—December 2023	50,000	$0.18
January 2024—December 2024	20,000	$0.25
_________________________________
(a)Reductions to NYMEX gas price for delivery location
Net settlements on gas futures and sell basis swap contracts increased gas revenues by $2.7 million in the three months ended June 30, 2023 and decreased gas revenues by $11.9 million in the three months ended June 30, 2022. Net settlements on gas futures and sell basis swap contracts decreased gas revenues by $76.5 million in the six months ended June 30, 2023 and $18.1 million in the six months ended June 30, 2022. An unrealized loss to record the fair value of derivative contracts decreased gas revenues by $12.1 million in the three months ended June 30, 2023 and $1.9 million in the three months ended June 30, 2022. An unrealized gain to record the fair value of derivative contracts increased gas revenues by $75.9 million in the six months ended June 30, 2023 and an unrealized loss decreased gas revenues by $42.9 million in the six months ended June 30, 2022.

10. Earnings per Unit

The following represents basic and diluted earnings (loss) per Common Unit upon the Reorganization (See Note 1) and corresponding issuance of 5.8 million Common Units for the three and six months ended June 30, 2023 and 2022:

(in thousands, except per unit data)	Net income (loss)	Units	Income (loss) per Unit
Three Months Ended June 30, 2023
Basic	$(2,546)	30,750	$(0.08)
Effect of dilutive securities	—	—
Diluted	$(2,546)	30,750	$(0.08)

Three Months Ended June 30, 2022
Basic	$24,478	25,000	$0.98
Effect of dilutive securities	—	—
Diluted	$24,478	25,000	$0.98

Six Months Ended June 30, 2023
Basic	$81,263	29,772	$2.73
Effect of dilutive securities	—	541
Diluted	$81,263	30,313	$2.68

Six Months Ended June 30, 2022
Basic	$(41,105)	25,000	$(1.64)
Effect of dilutive securities	—	—
Diluted	$(41,105)	25,000	$(1.64)

All restricted units, totaling 538 thousand units, were excluded from the calculation of earnings per share for the three months ended June 30, 2023, because the units are anti-dilutive.

11. Partners’ Capital
On August 8, 2023, the board of directors of our general partner declared a cash distribution of $0.48 per common unit for the quarter ended June 30, 2023. The distribution will be paid on August 25, 2023, to unitholders of record on August 18, 2023.
On May 9, 2023, the board of directors of our general partner declared a cash distribution of $0.50 per common unit for the quarter ended March 31, 2023. The distribution was paid on May 30, 2023, to unitholders of record on May 22, 2023.

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

	Three Months Ended June 30, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$44,783	$7,322	$15,188	$67,293
Unrealized gain (loss) on derivatives	3,658	(600)	(12,123)	(9,065)
Realized gain (loss) on derivatives	(750)	311	2,683	2,244
Total revenues	$47,691	$7,033	$5,748	$60,472

	Three Months Ended June 30, 2022
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$57,003	$13,936	$49,749	$120,688
Unrealized gain (loss) on derivatives	68	1,068	(1,944)	(808)
Realized gain (loss) on derivatives	(12,933)	(2,152)	(11,918)	(27,003)
Total Revenues	$44,138	$12,852	$35,887	$92,877

	Six Months Ended June 30, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$89,482	$15,137	$106,017	$210,636
Unrealized gain (loss) on derivatives	9,896	622	75,911	86,429
Realized gain (loss) on derivatives	$(2,066)	$397	$(76,525)	$(78,194)
Total revenues	$97,312	$16,156	$105,403	$218,871

	Six Months Ended June 30, 2022
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$105,410	$25,484	$86,773	$217,667
Unrealized gain (loss) on derivatives	(43,132)	(6,127)	(42,902)	(92,161)
Realized gain (loss) on derivatives	(20,670)	(3,384)	(18,113)	(42,167)
Total revenues	$41,608	$15,973	$25,758	$83,339
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
13. Employee Benefit Plans

In connection with the initial public offering, the board approved grants of 545,000 phantom units with distribution equivalent rights to the non-employee directors, officers and certain key employees. These phantom units will vest ratably over a three year period for the officers and key employees and will fully vest on the one-year anniversary of the grant for the non-employee directors. The phantom units will be settled in common units and distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units.

The following summarizes the status of nonvested phantom units as of June 30, 2023:

(in thousands, except per unit amounts)	Weighted Average Grant Date Fair Value	Number of Units
Nonvested at January 1, 2023	$—	—
Grants	$20.00	545,000
Forfeitures	$20.00	(10,000)
Nonvested at June 30, 2023	$20.00	535,000

We recognized compensation expense related to these grants of $1.6 million for the six months ended June 30, 2023 and none for the six months ended June 30, 2022. As of June 30, 2023, we had total deferred compensation expense of $9.1 million. For these non-vested unit awards, we estimate that compensation expense for service periods after June 30, 2023 will be $1.9 million in 2023, $3.5 million in 2024, $3.5 million in 2025 and $0.3 million in 2026. The weighted average remaining vesting period is 2.5 years.

14.Accrued Liabilities
Accrued liabilities consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued production expenses	$15,442	$19,846
Accrued capital expenditures	$4,237	$6,654
Accrued severance taxes	$2,676	$4,946
Accrued ad valorem taxes	$2,400	$2,420
Other accrued liabilities	$1,791	$262
Total accrued liabilities	$26,546	$34,128
15.Supplemental Cash Flow Information
Interest payments totaled $1.7 million for the six months ended June 30, 2023 and $3.4 million for the six months ended June 30, 2022. Income tax payments were $1.1 million during the six months ended June 30, 2023 and $0.5 million during the six months ended June 30, 2022.
16.Subsequent Events
We have evaluated subsequent events through the date the financial statements were available to be issued. See Note 11.

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

Initial Public Offering
On January 31, 2023, we completed our initial public offering in which we issued and sold 5,000,000 common units at a public offering price of $20.00 per unit. In addition, on February 6, 2023, we sold an additional 750,000 common units pursuant to the underwriters’ option to purchase additional units to cover over-allotments. We received net proceeds of approximately $102 million, after deducting underwriting discounts and commissions and offering expenses borne by us. We utilized the proceeds from our initial public offering and cash on hand to pay down our credit facility.
Market Outlook
The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2022 through June 30, 2023, NYMEX prices for crude oil and natural gas reached a high of $123.70 per Bbl and $9.68 per MMBtu, respectively, and a low of $66.74 per Bbl and $1.99 per MMBtu, respectively. Oil prices steadily increased significantly in the first half of 2022 due to increased demand, domestic supply reductions, OPEC control measures and market disruptions resulting from the Russia-Ukraine war and sanctions on Russia. Since the Russia-Ukraine conflict first commenced, WTI crude oil prices have been volatile reaching a high of $123.70 per Bbl in March 2022 before declining to $75.75 per Bbl as of July 18, 2023. Natural gas prices reached a high of $9.68 per MMbtu in August, 2022 before declining to $2.63 per MMbtu as of July 18, 2023.
We expect the crude oil and natural gas markets will continue to be volatile in the future. Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production.
Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021, which has continued into 2023, due to a substantial increase in the money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine war and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. Inflation, as measured on an annual basis, rose from 7.0% in December 2021 to a high of 9.1% in June 2022 and fell to 3.0% in June 2023. Global, industry-wide supply chain disruptions have resulted in widespread shortages of labor, materials and services. Such shortages have resulted in our facing significant cost increases for labor, materials and services. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and annual wage increases have increased our operating costs for the three and six months ended June 30, 2023 compared to the same periods in 2022. We also may face shortages of these commodities and labor, which may prevent us from executing on our development plan. We do not expect these shortages and cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent inflation remains elevated, we may experience further cost increases in our operations, including costs for drill rigs, workover rigs, tubulars and other well equipment, as well as increased labor costs. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)

Net income (loss)	$(2,546)	$24,478	$81,263	$(41,105)
Interest expense	618	1,650	2,057	3,320
Interest income	(127)	(17)	(234)	(23)
Depreciation, depletion and amortization	11,543	9,937	22,481	19,717
Accretion of discount in asset retirement obligation	2,159	1,493	4,277	2,970
Exploration expense	16	113	83	200
Unrealized (gain)/loss on derivatives	9,065	808	(86,429)	92,161
Non-cash incentive compensation	952	—	1,591	—
Adjusted EBITDAX	$21,680	$38,462	$25,089	$77,240
Cash Interest expense	(438)	(1,478)	(1,697)	(2,980)
Cash Interest income	127	17	234	23
Exploration expense	(16)	(113)	(83)	(200)
Development costs	(9,918)	(1,505)	(21,196)	(2,201)
Cash Available for Distribution	$11,435	$35,383	$2,347	$71,882

Net cash provided by operating activities	$18,404	$39,823	$35,553	$68,488
Changes in operating assets and liabilities	2,949	(2,935)	(12,010)	5,595
Development costs	(9,918)	(1,505)	(21,196)	(2,201)
Cash Available for Distribution	$11,435	$35,383	$2,347	$71,882

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022

	(in thousands)
REVENUES
Oil and condensate	$47,691	$44,138
Natural gas liquids	7,033	12,852
Gas	5,748	35,887
Total Revenues	60,472	92,877
EXPENSES
Production	39,357	36,155
Exploration	16	113
Taxes, transportation and other	15,088	24,532
Depreciation, depletion and amortization	11,543	9,937
Accretion of discount in asset retirement obligation	2,159	1,493
General and administrative	1,084	92
Total Expenses	69,247	72,322
OPERATING INCOME (LOSS)	(8,775)	20,555
OTHER INCOME (EXPENSE)
Other income	6,720	5,556
Interest income	127	17
Interest expense	(618)	(1,650)
Total Other Income	6,229	3,923
NET INCOME (LOSS)	$(2,546)	$24,478

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Three Months Ended June 30,
	2023	2022
Sales:
Oil and condensate sales (MBbls)	620	524
Natural gas liquids sales (MBbls)	352	345
Natural gas sales (MMcf)	6,952	7,602
Total (MBoe)	2,131	2,136
Total (MBoe/d)	23	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$72.28	$108.73
Oil and condensate (per Bbl) (1)	$76.97	$84.19
Natural gas liquids excluding the effects of derivatives (per Bbl)	$20.81	$40.39
Natural gas liquids (per Bbl) (2)	$19.98	$37.25
Natural gas excluding the effects of derivatives (per Mcf)	$2.18	$6.54
Natural gas (per Mcf) (3)	$0.83	$4.72
Expense per Boe:
Production	$18.47	$16.93
Taxes, transportation and other	$7.08	$11.49
Depreciation, depletion and amortization	$5.42	$4.65
General and administrative expenses	$0.51	$0.04
_________________________________
(1)Oil and condensate prices include both realized losses and unrealized gains and losses from derivatives. Unrealized gains were $3.7 million for the three months ended June 30, 2023 and $0.1 million for the three months ended June 30, 2022. Realized losses were $0.7 million for the three months ended June 30, 2023 and $12.9 million for the three months ended June 30, 2022
(2)Natural gas liquids prices include both realized and unrealized gains and losses from derivatives. Unrealized losses were $0.6 million for the three months ended June 30, 2023 and unrealized gains were $1.1 million for the three months ended June 30, 2022. Realized gains were $0.3 million for the three months ended June 30, 2023 and realized losses were $2.2 million for the three months ended June 30, 2022.
(3)Natural gas prices include both realized losses and unrealized gains and losses from derivatives. Unrealized losses were $12.1 million for the three months ended June 30, 2023 and $1.9 million for the three months ended June 30, 2022. Realized gains were $2.7 million for the three months ended June 30, 2023 and realized losses were $18.1 million for the three months ended June 30, 2022.
Revenues
Revenues decreased $32.4 million, or 35%, from $92.9 million for the three months ended June 30, 2022 to $60.5 million for the three months ended June 30, 2023. The decrease was primarily attributable to a decrease in the average selling price, excluding the effects of derivatives, on oil of 34% resulting in a decrease in revenue of $19.1 million, on NGLs of 48% resulting in a decrease in revenue of $6.8 million and on natural gas of 67% resulting in a decrease in revenue of $33.1 million. These decreases were partially offset by net gains on our hedging activity of $21.0 million, of which $8.3 million were unrealized losses and $29.2 million were realized gains. Additionally, revenue increased $5.6 million in spite of a decrease in production of 6 MBoe primarily as a result of the acquisition of additional interest in the Permian Basin being offset by natural declines in San Juan Basin.
Production expenses
Production expenses increased $3.2 million, or 9%, from $36.2 million for the three months ended June 30, 2022 to $39.4 for the three months ended June 30, 2023. The increase is primarily due to increased maintenance and energy costs.
On a per unit basis, production expenses increased from $16.93 per Boe sold for the three months ended June 30, 2022 to $18.47 per Boe sold for the three months ended June 30, 2023. The increase is primarily related to increased maintenance and energy costs.

Taxes, transportation, and other
Taxes, transportation, and other decreased $9.4 million, or 38%, from $24.5 million for the three months ended June 30, 2022 to $15.1 million for the three months ended June 30, 2023. The decrease is primarily attributable to the decrease in oil, NGLs and natural gas prices and natural gas production partially offset by increased oil and NGLs production.
On a per unit basis, taxes, transportation, and other decreased from $11.49 per Boe sold for the three months ended June 30, 2022 to $7.08 per Boe sold for the three months ended June 30, 2023. The decrease is primarily related to the lower oil, NGLs and natural gas prices.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased $1.6 million, or 16%, from $9.9 million for the three months ended June 30, 2022 to $11.5 million for the three months ended June 30, 2023. The increase is primarily attributable to the increased production associated with the acquisition of additional interest in the Permian Basin in the third quarter of 2022 of $1.5 million.
On a per unit basis, depreciation, depletion, and amortization increased from $4.65 per Boe sold for the three months ended June 30, 2022 to $5.42 per Boe sold for the three months ended June 30, 2023. The increase is primarily related to changes in production mix.
General and administrative
General and administrative (“G&A”) expenses increased $1.0 million, or 1,078%, from $0.1 million for the three months ended June 30, 2022 to $1.1 million for the three months ended June 30, 2023. The increase is primarily attributable to higher personnel costs of $0.8 million due in part to amortization of unit awards and additional expenses related to the initial public offering in January 2023.
On a per unit basis, G&A expense increased from $0.04 per Boe sold for the three months ended June 30, 2022 to $0.51 per Boe sold for the three months ended June 30, 2023. The increase is primarily related to increased costs and decreased production.
Other income
Other income increased $1.2 million, or 21%, from $5.6 million for the three months ended June 30, 2022 to $6.7 million for the three months ended June 30, 2023. The increase is primarily attributable to higher CO2 and plant income of $1.0 million related to the acquisition of additional interest in the Permian Basin and a $0.2 million increase in marketing income. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado we acquired from Chevron in November 2021, which we refer to as the Vacuum properties.
Interest expense
Interest expense decreased $1.0 million, or 63%, from $1.7 million for the three months ended June 30, 2022 to $0.6 million for the three months ended June 30, 2023. The decrease is primarily attributable to the decreased borrowings due in part to the January 2023 initial public offering partially offset by a higher interest rate.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six months ended June 30,
	2023	2022

	(in thousands)
REVENUES
Oil and condensate	$97,312	$41,608
Natural gas liquids	16,156	15,973
Gas	105,403	25,758
Total Revenues	218,871	83,339
EXPENSES
Production	74,681	61,181
Exploration	83	200
Taxes, transportation and other	43,991	48,019
Depreciation, depletion and amortization	22,481	19,717
Accretion of discount in asset retirement obligation	4,277	2,970
General and administrative	3,306	488
Total Expenses	148,819	132,575
OPERATING INCOME (LOSS)	70,052	(49,236)
OTHER INCOME (EXPENSE)
Other income	13,034	11,428
Interest income	234	23
Interest expense	(2,057)	(3,320)
Total Other Income	11,211	8,131
NET INCOME (LOSS)	$81,263	$(41,105)

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Six months ended June 30,
	2023	2022
Sales:
Oil and condensate sales (MBbls)	1,223	1,041
Natural gas liquids sales (MBbls)	620	647
Natural gas sales (MMcf)	13,855	15,153
Total (MBoe)	4,152	4,213
Total (MBoe/d)	23	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$73.16	$101.23
Oil and condensate (per Bbl) (1)	$79.56	$39.96
Natural gas liquids excluding the effects of derivatives (per Bbl)	$24.39	$39.42
Natural gas liquids (per Bbl) (2)	$26.04	$24.71
Natural gas excluding the effects of derivatives (per Mcf)	$7.65	$5.73
Natural gas (per Mcf) (3)	$7.61	$1.70
Expense per Boe:
Production	$17.99	$14.52
Taxes, transportation and other	$10.59	$11.40
Depreciation, depletion and amortization	$5.41	$4.68
General and administrative expenses	$0.80	$0.12
_________________________________
(1)Oil and condensate prices include both realized losses and unrealized gains and losses from derivatives. Unrealized gains were $9.9 million for the six months ended June 30, 2023 and the unrealized losses were $43.1 million for the six months ended June 30, 2022. Realized losses were $2.1 million for the six months ended June 30, 2023 and $20.7 million for the six months ended June 30, 2022.
(2)Natural gas liquids prices include both realized and unrealized gains and losses from derivatives. Unrealized gains were $0.6 million for the six months ended June 30, 2023 and unrealized losses were $6.1 million for the six months ended June 30, 2022. Realized gains were $0.4 million for the six months ended June 30, 2023 and realized losses were $3.4 million for the six months ended June 30, 2022.
(3)Natural gas prices include both realized losses and unrealized gains and losses from derivatives. Unrealized gains were $75.9 million for the six months ended June 30, 2023 and unrealized losses were $42.9 million for the six months ended June 30, 2022. Realized losses were $76.5 million for the six months ended June 30, 2023 and $18.1 million for the six months ended June 30, 2022.
Revenues
Revenues increased $135.5 million, or 163%, from $83.3 million for the six months ended June 30, 2022 to $218.9 million for the six months ended June 30, 2023. The increase was primarily attributable to net gains on our hedging activity of $142.6 million, of which $178.6 million were unrealized gains and $36.0 million were realized losses. Also, a 34% increase in the average selling price, excluding the effects of derivatives, of natural gas resulted in an increase in revenue of $29.2 million. These high natural gas prices were related to selling to West Coast markets that had higher prices than the rest of the country due to colder weather and transportation constraints in California. Finally, revenue increased $2.7 million in spite of a decrease in production of 60 MBoe primarily as a result of the acquisition of additional interest in the Permian Basin being offset by natural declines in San Juan Basin. These increases were partially offset by a decrease in the average selling price, excluding the effects of derivatives, on oil of 28% resulting in a decrease in revenue of $29.2 million and on NGLs of 38% resulting in a decrease in revenue of $9.7 million.
Production expenses
Production expenses increased $13.5 million, or 22%, from $61.2 million for the six months ended June 30, 2022 to $74.7 million for the six months ended June 30, 2023. Of this increase, $6.1 million is attributable to the acquisition of additional interest in the Permian Basin. The remainder of the increase is primarily due to increased maintenance and energy costs.
On a per unit basis, production expenses increased from $14.52 per Boe sold for the six months ended June 30, 2022 to $17.99 per Boe sold for the six months ended June 30, 2023. The increase is primarily related to the increased costs per

Boe from the acquisition of additional interest in the Permian Basin due to the acquired properties having a higher percentage of oil production, which is more expensive on a Boe basis than natural gas production. Additionally, increased maintenance and energy costs contributed to the increase per Boe.
Taxes, transportation, and other
Taxes, transportation, and other decreased $4.0 million, or 8%, from $48.0 million for the six months ended June 30, 2022 to $44.0 million for the six months ended June 30, 2023. The decrease is primarily attributable to the decrease in oil and NGLs prices partially offset by increased natural gas prices.
On a per unit basis, taxes, transportation, and other decreased from $11.40 per Boe sold for the six months ended June 30, 2022 to $10.59 per Boe sold for the six months ended June 30, 2023. The decrease is primarily related to the lower oil and NGLs prices and change in production mix partially offset by higher natural gas prices.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased $2.8 million, or 14%, from $19.7 million for the six months ended June 30, 2022 to $22.5 million for the six months ended June 30, 2023. The increase is primarily attributable to the increased production associated with the acquisition of additional interest in the Permian Basin third quarter of 2022 of $2.7 million.
On a per unit basis, depreciation, depletion, and amortization increased from $4.68 per Boe sold for the six months ended June 30, 2022 to $5.41 per Boe sold for the six months ended June 30, 2023. The increase is primarily related to changes in production mix.
General and administrative
General and administrative (“G&A”) expenses increased $2.8 million, or 577%, from $0.5 million for the six months ended June 30, 2022 to $3.3 million for the six months ended June 30, 2023. The increase is primarily attributable to higher personnel costs of $2.2 million due in part to amortization of unit awards and additional expenses related to the initial public offering in January 2023.
On a per unit basis, G&A expense increased from $0.12 per Boe sold for the six months ended June 30, 2022 to $0.80 per Boe sold for the six months ended June 30, 2023. The increase is primarily related to increased costs and decreased production.
Other income
Other income increased $1.6 million, or 14%, from $11.4 million for the six months ended June 30, 2022 to $13.0 million for the six months ended June 30, 2023. The increase is primarily attributable to higher CO2 and plant income of $2.2 million related to the acquisition of additional interest in the Permian Basin partially offset by $0.6 million decrease in marketing income. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado we acquired from Chevron in November 2021, which we refer to as the Vacuum properties.
Interest expense
Interest expense decreased $1.3 million, or 38%, from $3.3 million for the six months ended June 30, 2022 to $2.1 million for the six months ended June 30, 2023. The decrease is primarily attributable to the decreased borrowings due in part to the January 2023 initial public offering partially offset by a higher interest rate.
Liquidity and Capital Resources
Our primary sources of liquidity and capital will be cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $113.0 million at December 31, 2022 and $14.0 million at June 30, 2023, and the remaining availability under our Credit Facility was $52.0 million at December 31,

2022 and $151.0 million at June 30, 2023. Additionally, we had positive net working capital (including cash and excluding the effects of derivative instruments) of $20.7 million at December 31, 2022 and $5.6 million at June 30, 2023.
Our net credit facility debt as of June 30, 2023 was $9.6 million (less cash of $4.4 million) and was incurred primarily to cover our acquisition and capital expenditures for other property of $7.3 million as well as the change in the capital accrual during the six months ended June 30, 2023 of $2.4 million. We expect to repay the debt incurred by us to complete such acquisition and capital expenditures in order to meet our long-term goal of remaining substantially debt free.
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. Our second quarter distribution of $0.48 per unit with respect to cash available for distribution for the three months ended June 30, 2023, was declared on August 8, 2023 and will be paid on August 25, 2023 to unitholders of record on August 18, 2023.

The first quarter distribution of $0.50 per unit with respect to cash available for distribution for the three months ended March 31, 2023, was declared on May 9, 2023 and paid May 30, 2023 to unitholders of record on May 22, 2023. In accordance with the terms of our partnership agreement, we prorated the amount of the distribution payable for the period from January 31, 2023 (the closing of our initial public offering) through March 31, 2023, based on the actual length of that period.
Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions were $28.6 million for the six months ended June 30, 2023 and $7.9 million for the six months ended June 30, 2022.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”
We incurred costs of approximately $18.8 million for drilling, completion and recompletion activities and facilities costs in the six months ended June 30, 2023 and we have budgeted approximately $30.0 million for such costs in 2023.
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

Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2023	2022
Net cash provided by operating activities	$35,553	$68,488
Net cash used by investing activities	(28,583)	(7,899)
Net cash used by financing activities	(11,734)	(60,115)

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net cash provided by operating activities
Net cash provided by operating activities decreased $32.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to a decline in operating results, excluding the effects of derivatives, primarily due to lower oil and NGL realizations and increased costs partially offset by improved natural gas realizations.
Net cash used by investing activities
Net cash used by investing activities increased $20.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to an increase in development costs of $19.0 million and increased proved property acquisitions of $2.4 million partially offset by decreased other asset additions of $0.7 million.
Net cash used by financing activities

	Six months ended June 30,
	2023	2022
	(in thousands)
Proceeds from long-term debt	$48,000	$751,000
Payments on long-term debt	(147,000)	(804,000)
Net proceeds from initial public offering	106,277	—
Capitalized offering costs	—	(544)
Debt issuance costs	(110)	(91)
Distributions	(18,901)	(6,480)
Net cash used in financing activities	$(11,734)	$(60,115)
Net cash used in financing activities decreased $48.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to proceeds from the initial public offering of $106.3 million partially offset by an increase in net repayments under our credit facility of $46.0 million and increased distributions to unitholders of $12.4 million.
Revolving credit agreement
On November 1, 2021, we entered into a four-year, $165 million senior secured credit facility with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. The facility has a maturity date of November 1, 2025 and as of November 3, 2022, the last date of redetermination, our borrowing base was $165 million.
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
At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). The weighted average interest rate on Credit Facility borrowings was 8.3% in the six months ended June 30, 2023.
We are required to maintain (i) a current ratio (the ratio of current assets to current liabilities) greater than 1.0 to 1.0, which for purposes of this definition includes availability under the Credit Facility but excludes the fair value of derivative instruments, and (ii) a ratio of total net debt-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio, total net debt is total debt for borrowed money (including capital leases and purchase money debt) minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. The total EBITDAX calculation includes the sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments..
We utilized the proceeds from our initial public offering and cash on hand to pay down our credit facility, so that we had $14 million of debt outstanding and $151 million available under our Credit Facility as of June 30, 2023.
Contractual obligations and commitments
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Derivative contracts
We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of June 30, 2023, the current liability related to such contracts was $13.4 million and the non-current liability was $9.2 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas. For further information on derivative contracts, see Note 9 in the financial statements included elsewhere in this Quarterly Report.
Asset Retirement Obligation
At June 30, 2023, we had asset retirement obligations of $131.6 million inclusive of a current portion of $2.5 million. For further information on asset retirement obligations, see Note 6 in the financial statements included elsewhere in this Quarterly Report.

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
As of June 30, 2023, the fair market value of our oil, NGL and natural gas derivative contracts was a net liability of $17.8 million. Based upon our open commodity derivative positions at June 30, 2023, a hypothetical 10% change in the NYMEX WTI and Henry Hub prices, OPIS prices and basis prices would change our net oil, NGL and natural gas derivative liability by approximately $11.9 million.

(in thousands)	Fair Value at June 30, 2023	Hypothetical Price Increase or Decrease of 10%
Derivative asset (liability) – Crude Oil	$(2,731)	$5,904
Derivative asset (liability) – Natural Gas Liquids	$99	$565
Derivative asset (liability) – Natural Gas	$(15,179)	$5,447
Net derivative liability	$(17,811)	$11,916
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
At June 30, 2023, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.
Interest rate risk
At June 30, 2023, we had $14.0 million of variable rate debt outstanding. Based on this and expected borrowing levels in 2023, a change in interest rates would be de minimis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”

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

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the quarter ended June 30, 2023, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Limited Partnership of TXO Partners, L.P. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed on May 9, 2023)

3.2	Amended and Restated Certificate of Formation of TXO Partners, GP, LLC (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed on May 9, 2023)

3.3
Amendment No. 1 to the Seventh Amended and Restated Agreement of Limited Partnership of TXO Partners, L.P. (incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-Q filed on May 9, 2023)

3.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of TXO Partners GP, LLC (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed on May 9, 2023)

3.5	Seventh Amended and Restated Agreement of Limited Partnership of TXO Partners, L.P. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on January 31, 2023)

3.6	Amended and Restated Limited Liability Company Agreement of TXO Partners GP, LLC (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on March 31, 2023)

10.1*
Amendment No. 2 to the Credit Agreement, dated June 28, 2023, by and among TXO Partners, L.P. (formerly known as TXO Energy Partners, L.P. and MorningStar Partners, L.P.), each of the Guarantors party thereto, each of the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

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