Form 10-Q
period 2023-09-30
TXO Partners, L.P.
filed 2023-11-07
CIK 1559432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 30,750,000 common units as of November 7, 2023.

i

Part I - Financial Information
Item 1. Financial Statements

TXO PARTNERS, L.P. Consolidated Balance Sheets
(in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,891	$9,204
Accounts receivable, net	32,672	52,304
Derivative fair value	2,469	1,242
Other	11,128	11,277
Total Current Assets	52,160	74,027
Property and Equipment, at cost – successful efforts method:
Proved properties	1,516,461	1,481,233
Unproved properties	18,467	18,406
Other	83,540	82,210
Total Property and Equipment	1,618,468	1,581,849
Accumulated depreciation, depletion and amortization	(778,541)	(745,444)
Net Property and Equipment	839,927	836,405
Other Assets:
Note receivable from related party	7,131	7,131
Derivative fair value	—	290
Other	2,217	6,779
Total Other Assets	9,348	14,200
TOTAL ASSETS	$901,435	$924,632
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$10,788	$14,686
Accrued liabilities	26,045	34,128
Derivative fair value	20,638	95,371
Asset retirement obligation, current portion	2,500	2,500
Other current liabilities	699	779
Total Current Liabilities	60,670	147,464
Long-term Debt	25,100	120,100
Other Liabilities:
Asset retirement obligation	131,353	123,958
Derivative fair value	1,213	10,401
Other liabilities	411	1,172
Total Other Liabilities	132,977	135,531
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	682,688	521,537
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$901,435	$924,632
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUES
Oil and condensate	$35,292	$79,095	$132,604	$120,703
Natural gas liquids	5,446	13,295	21,602	29,268
Gas	29,136	28,309	134,539	54,067
Total Revenues	69,874	120,699	288,745	204,038
EXPENSES
Production	35,657	32,780	110,338	93,961
Exploration	24	81	107	281
Taxes, transportation and other	15,261	24,974	59,252	72,993
Depreciation, depletion and amortization	10,616	10,612	33,097	30,329
Accretion of discount in asset retirement obligation	2,185	1,538	6,462	4,508
General and administrative	1,756	84	5,062	572
Total Expenses	65,499	70,069	214,318	202,644
OPERATING INCOME	4,375	50,630	74,427	1,394
OTHER INCOME (EXPENSE)
Other income	5,199	7,249	18,233	18,677
Interest income	107	45	341	68
Interest expense	(1,202)	(2,206)	(3,259)	(5,526)
Total Other Income	4,104	5,088	15,315	13,219
NET INCOME	$8,479	$55,718	$89,742	$14,613

NET INCOME PER COMMON UNIT
Basic	$0.28	$2.23	$2.98	$0.58
Diluted	$0.27	$2.23	$2.93	$0.58

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	30,750	25,000	30,102	25,000
Diluted	31,285	25,000	30,640	25,000
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$89,742	$14,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	33,097	30,329
Accretion of discount in asset retirement obligation	6,462	4,508
Derivative fair value (gain) loss	(3,216)	133,658
Net cash paid to counterparties	(81,642)	(70,242)
Non-cash incentive compensation	2,531	—
Other non-cash items	602	537
Changes in operating assets and liabilities (a)	12,156	(9,735)
Cash Provided by Operating Activities	59,732	103,668
INVESTING ACTIVITIES
Proved property acquisitions	(8,570)	(49,765)
Development costs	(30,575)	(7,865)
Unproved property acquisitions	(60)	(49)
Other property and asset additions	(1,330)	(12,764)
Cash Used by Investing Activities	(40,535)	(70,443)
FINANCING ACTIVITIES
Proceeds from long-term debt	64,000	1,099,000
Payments on long-term debt	(159,000)	(1,119,000)
Net proceeds from initial public offering	106,277	—
Capitalized offering costs	—	(3,012)
Debt issuance costs	(125)	(132)
Distributions	(33,662)	(6,480)
Cash Used by Financing Activities	(22,510)	(29,624)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,313)	3,601
Cash and Cash Equivalents, beginning of period	9,204	7,547
Cash and Cash Equivalents, end of period	$5,891	$11,148
(a) Changes in Operating Assets and Liabilities
Accounts receivable	$19,388	$(19,711)
Other current assets	69	(6,093)
Aid-in-construction	—	238
Current liabilities	(6,451)	16,603
Other operating liabilities	(850)	(772)
	$12,156	$(9,735)
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Members’ Equity (Unaudited)
(in thousands)

	Series 3 Preferred	Series 5 Preferred	Common	Total
Balances, June 30, 2023	$—	$—	$688,030	$688,030
Net income	—	—	8,479	8,479
Expensing of unit awards	—	—	940	940
Distributions to unitholders	—	—	(14,761)	(14,761)
Balances, September 30, 2023	$—	$—	$682,688	$682,688

	Series 3 Preferred	Series 5 Preferred	Common	Total
Balances, June 30, 2022	$34,295	$206,074	$253,405	$493,774
Net income	—	—	55,718	55,718
Balances, September 30, 2022	$34,295	$206,074	$309,123	$549,492

	Series 3 Preferred	Series 5 Preferred	Common	Total
Balances, December 31, 2022	$—	$206,074	$315,463	$521,537
Net income	—	—	89,742	89,742
Net proceeds from initial public offering	—	—	102,540	102,540
Expensing of unit awards	—	—	2,531	2,531
Distributions to unitholders	—	—	(33,662)	(33,662)
Conversion of Series 5 preferred to Common equity	—	$(206,074)	$206,074	$—
Balances, September 30, 2023	$—	$—	$682,688	$682,688

	Series 3 Preferred	Series 5 Preferred	Common	Total
Balances, December 31, 2021	$34,295	$206,074	$300,990	$541,359
Net income	—	—	14,613	14,613
Increase in partners’ equity from in-kind distributions	—	—	857	857
In-kind distributions	—	—	(857)	(857)
Distributions to unitholders	—	—	(6,480)	(6,480)
Balances, September 30, 2022	$34,295	$206,074	$309,123	$549,492

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

2.Basis of Presentation and Significant Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and on the same basis as our audited financial statements as of December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated balance sheet as of September 30, 2023 and the consolidated statements of operations, members’ equity and cash flows for the periods presented herein are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of results for the periods shown. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange

Commission (“SEC”). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements referred to above. The results and trends in these interim financial statements may not be indicative of results for the full year.
Significant Accounting Policies
For a complete description of TXO Partners’ significant accounting policies, see our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
3.Related Party Transactions
We earned management fees from Cross Timbers Energy of $1.8 million for the three months ended September 30, 2023 and $1.4 million for the three months ended September 30, 2022 We earned management fees from Cross Timbers Energy of $4.6 million for the nine months ended September 30, 2023 and $4.4 million for the nine months ended September 30, 2022.
4.Debt

(in thousands)	September 30, 2023	December 31, 2022
Credit Facility, 8.5% at September 30, 2023 and 7.8% at December 31, 2022	$18,000	$113,000
September 2016 Loan, 8.7% at September 30, 2023 and 7.4% at December 31, 2022	$7,100	$7,100
Total Long-term Debt	$25,100	$120,100
November 2021 Credit Facility
On November 1, 2021, we entered into a four-year, $165 million senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. The Credit Facility has a maturity date of November 1, 2025. On June 28, 2023, we entered into an amendment to the Credit Facility (the “Second Amendment”) to make certain changes as described below. On October 25, 2023, the borrowing base was reaffirmed. We use the Credit Facility for general corporate purposes. In connection with entering into the Credit Facility, we incurred financing fees and expenses of approximately $3.0 million as of September 30, 2023 and $2.8 million as of December 31, 2022 before accumulated amortization of $1.4 million as of September 30, 2023 and $0.8 million as of December 31, 2022. These costs are being amortized over the life of the credit facility. Such amortized expenses are recorded as interest expense on the statements of operations.
Redetermination of the borrowing base under the Credit Facility, is based primarily on reserve reports that reflect commodity prices at such time, and scheduled borrowing base redeterminations occur semi-annually, in March and September. Interim redeterminations, may occur between scheduled redeterminations at the lenders sole discretion or upon our request. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in Cross Timbers Energy, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by Cross Timbers Energy and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the Credit Facility but current assets and liabilities shall exclude the fair value of derivative instruments and any advances under the Credit Facility and (ii) a ratio of total indebtedness to EBITDAX of not greater than 3.0 to 1.0 each calculated quarterly. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Effective with the Second Amendment, our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage ratio is less than 0.5 to 1.0 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility as amended by the Second Amendment, we were in compliance with all of our debt covenants as of September 30, 2023. From September 30, 2022 through the spring redetermination, we received waivers to reduce the hedging requirement from 30 months to 15 months and from 50% to 45% of the reasonably anticipated projected production. As a result, we were in compliance with all of our debt covenants as of December 31, 2022. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
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
5.Note Receivable from Related Party
As of September 30, 2023 and December 31, 2022, we, through our 5% ownership interest in investment assets at Cross Timbers Energy, had a note receivable totaling $7.1 million outstanding with a highly-rated, offshore subsidiary of Exxon Mobil Corporation. Under the terms of the agreement, there is no stated maturity date and Cross Timbers Energy may demand repayment of all or any portion of the outstanding balance on two business days’ notice. Interest is earned based on the one-month SOFR rate and is paid monthly. Interest income totaled $0.3 million in the first nine months of 2023 and less than $0.1 million in the first nine months of 2022.
The note receivable is treated as a non-current asset, since Cross Timbers Energy does not have any intention of demanding repayment of all or any portion of the outstanding balance at this time. Repayment would require the approval of the Cross Timbers Energy MMC.
6.Asset Retirement Obligation
Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of changes in TXO Partners’ asset retirement obligation activity for the nine months ended September 30, 2023:

(in thousands)
Asset retirement obligation, January 1	$126,458
Liability incurred upon acquiring and drilling wells	1,420
Liability settled upon plugging and abandoning wells	(487)
Accretion of discount expense	6,462
Asset retirement obligation, September 30	133,853
Less current portion	(2,500)
Asset retirement obligation, long term	$131,353
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
Fair Value of Financial Instruments
Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at September 30, 2023 and December 31, 2022. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,131	$7,131	$7,131	$7,131
Long-term debt	$(25,100)	$(25,100)	$(120,100)	$(120,100)
Derivative asset	$2,469	$2,469	$1,532	$1,532
Derivative liability	$(21,851)	$(21,851)	$(105,772)	$(105,772)
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

The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	September 30, 2023		December 31, 2022
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note receivable from related party	$7,131	$—	$7,131	$—
Long-term debt	$(25,100)	$—	$(120,100)	$—
Derivative asset	$2,469	$—	$1,532	$—
Derivative liability	$(21,851)	$—	$(105,772)	$—
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
The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$69	$968	$(11,647)	$(13,594)
Natural gas liquids futures	$—	$—	$(367)	$(524)
Natural gas futures, collars and basis swaps	$2,400	$564	$(9,837)	$(91,654)
Total	$2,469	$1,532	$(21,851)	$(105,772)

Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated income statements, comprises the following realized and unrealized components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash (received from) paid to counterparties	$3,448	$28,075	$81,642	$70,242
Non-cash change in derivative fair value	$1,571	$(28,745)	$(84,858)	$63,416
Derivative fair value (gain) loss	$5,019	$(670)	$(3,216)	$133,658
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

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
October 2023—December 2023	2,500	$68.87
January 2024—June 2024	2,000	$63.27
The price we receive for our oil production is generally different than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment for the West Texas Midland delivery location for the production and periods shown below.

Production Period	Bbls per Day	Weighted Average Sell Basis Price per Bbl (a)
October 2023—December 2023	5,000	$1.21
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

Production Period	Bbls per Day	Weighted Average Roll Price per Bbl (a)
October 2023—December 2023	3,000	$0.89
_________________________________
(a)Increases to NYMEX oil price for roll component
Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $2.9 million in the three months ended September 30, 2023 and $8.1 million in the three months ended September 30, 2022. Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $5.0 million in the nine months ended September 30, 2023 and $28.7 million in the nine months ended September 30, 2022. An unrealized loss decreased oil revenues by $8.8 million in the three months ended September 30, 2023 and an unrealized gain increased oil revenues by $34.9 million in the three months ended September 30, 2022. An unrealized gain increased oil revenues by $1.0 million in the nine months ended September 30, 2023 and an unrealized loss decreased oil revenues by $8.3 million in the nine months ended September 30, 2022.
Natural Gas Liquids
We have entered into natural gas liquids futures contracts and swap agreements for ethane that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	Gallons per Day	Weighted Average NGL OPIS Price per Gallon
Ethane
October 2023—December 2023	63,000	$0.27
January 2024—June 2024	63,000	$0.23
Net settlements on NGL futures contracts decreased NGL revenues by $0.2 million in the three months ended September 30, 2023 and $1.6 million in the three months ended September 30, 2022. Net settlements on NGL futures contracts increased NGL revenues by $0.2 million in the nine months ended September 30, 2023 and decreased NGL revenues by $5.0 million in the nine months ended September 30, 2022. An unrealized loss decreased NGL revenues by $0.5 million in the three months ended September 30, 2023 and an unrealized gain increased NGL revenues by $2.7 million in the three months ended September 30, 2022. An unrealized gain increased NGL revenues by $0.2 million in the nine months ended September 30, 2023 and an unrealized loss decreased NGL revenues by $3.4 million in the nine months ended September 30, 2022.
Natural Gas
We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
October 2023—December 2023	35,000	$3.51
January 2024—June 2024	30,000	$3.26

We have also entered into gas collars that set a ceiling and floor price for the production and periods shown below.

		Weighted Average NYMEX Price per MMBtu
Production Period	MMBtu per Day	Floor	Ceiling
January 2024—June 2024	5,000	$3.75	$7.25
The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
October 2023—December 2023	50,000	$0.18
January 2024—December 2024	20,000	$0.25
_________________________________
(a)Reductions to NYMEX gas price for delivery location
Net settlements on gas futures and sell basis swap contracts decreased gas revenues by $0.3 million in the three months ended September 30, 2023 and $18.4 million in the three months ended September 30, 2022. Net settlements on gas futures and sell basis swap contracts decreased gas revenues by $76.9 million in the nine months ended September 30, 2023 and $36.5 million in the nine months ended September 30, 2022. An unrealized gain to record the fair value of derivative contracts increased gas revenues by $7.7 million in the three months ended September 30, 2023 and an unrealized loss to record the fair value of derivative contracts decreased gas revenues by $8.8 million in the three months ended September 30, 2022. An unrealized gain to record the fair value of derivative contracts increased gas revenues by $83.7 million in the nine months ended September 30, 2023 and an unrealized loss decreased gas revenues by $51.7 million in the nine months ended September 30, 2022.

10. Earnings per Unit

The following represents basic and diluted earnings (loss) per Common Unit upon the Reorganization (See Note 1) and corresponding issuance of 5.8 million Common Units for the three and nine months ended September 30, 2023 and 2022:

(in thousands, except per unit data)	Net income (loss)	Units	Income (loss) per Unit
Three Months Ended September 30, 2023
Basic	$8,479	30,750	$0.28
Effect of dilutive securities	—	535
Diluted	$8,479	31,285	$0.27

Three Months Ended September 30, 2022
Basic	$55,718	25,000	$2.23
Effect of dilutive securities	—	—
Diluted	$55,718	25,000	$2.23

Nine Months Ended September 30, 2023
Basic	$89,742	30,102	$2.98
Effect of dilutive securities	—	538
Diluted	$89,742	30,640	$2.93

Nine Months Ended September 30, 2022
Basic	$14,613	25,000	$0.58
Effect of dilutive securities	—	—
Diluted	$14,613	25,000	$0.58

11. Partners’ Capital
On November 7, 2023, the board of directors of our general partner declared a cash distribution of $0.52 per common unit for the quarter ended September 30, 2023. The distribution will be paid on November 27, 2023, to unitholders of record on November 17, 2023.
On August 8, 2023, the board of directors of our general partner declared a cash distribution of $0.48 per common unit for the quarter ended June 30, 2023. The distribution was paid on August 25, 2023, to unitholders of record on August 18, 2023.

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

	Three Months Ended September 30, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$47,085	$6,086	$21,722	$74,893
Unrealized gain (loss) on derivatives	(8,848)	(465)	7,742	(1,571)
Realized gain (loss) on derivatives	(2,945)	(175)	(328)	(3,448)
Total revenues	$35,292	$5,446	$29,136	$69,874

	Three Months Ended September 30, 2022
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$52,288	$12,189	$55,552	$120,029
Unrealized gain (loss) on derivatives	34,868	2,686	(8,809)	28,745
Realized gain (loss) on derivatives	(8,061)	(1,580)	(18,434)	(28,075)
Total Revenues	$79,095	$13,295	$28,309	$120,699

	Nine Months Ended September 30, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$136,567	$21,223	$127,739	$285,529
Unrealized gain (loss) on derivatives	1,048	157	83,653	84,858
Realized gain (loss) on derivatives	$(5,011)	$222	$(76,853)	$(81,642)
Total revenues	$132,604	$21,602	$134,539	$288,745

	Nine Months Ended September 30, 2022
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$157,698	$37,673	$142,325	$337,696
Unrealized gain (loss) on derivatives	(8,264)	(3,441)	(51,711)	(63,416)
Realized gain (loss) on derivatives	(28,731)	(4,964)	(36,547)	(70,242)
Total revenues	$120,703	$29,268	$54,067	$204,038
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

The following summarizes the status of nonvested phantom units as of September 30, 2023:

(in thousands, except per unit amounts)	Weighted Average Grant Date Fair Value	Number of Units
Nonvested at January 1, 2023	$—	—
Grants	$20.00	545,000
Forfeitures	$20.00	(10,000)
Nonvested at September 30, 2023	$20.00	535,000

We recognized compensation expense related to these grants of $2.5 million for the nine months ended September 30, 2023 and none for the nine months ended September 30, 2022. As of September 30, 2023, we had total deferred compensation expense of $8.2 million. For these non-vested unit awards, we estimate that compensation expense for service periods after September 30, 2023 will be $0.9 million in 2023, $3.5 million in 2024, $3.5 million in 2025 and $0.3 million in 2026. The weighted average remaining vesting period is 2.3 years.

14.Accrued Liabilities
Accrued liabilities consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued production expenses	$16,205	$19,846
Accrued capital expenditures	$1,123	$6,654
Accrued severance taxes	$2,967	$4,946
Accrued ad valorem taxes	$3,211	$2,420
Other accrued liabilities	$2,539	$262
Total accrued liabilities	$26,045	$34,128
15.Supplemental Cash Flow Information
Interest payments totaled $2.5 million for the nine months ended September 30, 2023 and $5.4 million for the nine months ended September 30, 2022. Income tax payments were $1.1 million during the nine months ended September 30, 2023 and $0.5 million during the nine months ended September 30, 2022.
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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil, natural gas and NGLs. We disclose important factors that could cause our actual results to differ materially from our expectations as discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statement include:

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

•cost inflation;

•political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, the Israel-Hamas war, and other continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;

•evolving cybersecurity risks such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions; and

•risks related to our ability to expand our business, including through the recruitment and retention of qualified personnel.

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
Market Outlook
The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2022 through September 30, 2023, NYMEX prices for crude oil and natural gas reached a high of $123.70 per Bbl and $9.68 per MMBtu, respectively, and a low of $66.74 per Bbl and $1.99 per MMBtu, respectively. Oil prices steadily increased significantly in the first half of 2022 due to increased demand, domestic supply reductions, OPEC control measures and market disruptions resulting from the Russia-Ukraine war and sanctions on Russia. Since the Russia-Ukraine conflict first commenced, WTI crude oil prices have been volatile reaching a high of $123.70 per Bbl in March 2022 before declining to $86.66 per Bbl as of October 17, 2023. Natural gas prices reached a high of $9.68 per MMbtu in August, 2022 before declining to $3.08 per MMbtu as of October 17, 2023.
We expect the crude oil and natural gas markets will continue to be volatile in the future. Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production.
Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021, which has continued into 2023, due to a substantial increase in the money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine war and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. Inflation, as measured on an annual basis, rose from 7.0% in December 2021 to a high of 9.1% in June 2022 and fell to 3.7% in September 2023. Global, industry-wide supply chain disruptions have resulted in widespread shortages of labor, materials and services. Such shortages have resulted in our facing significant cost increases for labor, materials and services. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and annual wage increases have increased our operating costs for the three and nine months ended September 30, 2023 compared to the same periods in 2022. We also may face shortages of these commodities and labor, which may prevent us from executing on our development plan. We do not expect these shortages and cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent inflation remains elevated, we may experience further cost increases in our operations, including costs for drill rigs, workover rigs, tubulars and other well equipment, as well as increased labor costs. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
We continue to evaluate actions to mitigate supply chain and inflationary pressures. We are working closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient.

In September 2023, our CO2 plant in the Vacuum area of the Permian Basin began experiencing electrical issues causing unplanned plant downtime. This plant downtime resulted in lower NGL volumes and lower plant income in the Permian during the three months ended September 30, 2023. We are currently working to resolve these electrical issues, and we expect to return the plant to full operations in the fourth quarter of 2023.
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

EBITDAX and cash available for distribution may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)

Net income (loss)	$8,479	$55,718	$89,742	$14,613
Interest expense	1,202	2,206	3,259	5,526
Interest income	(107)	(45)	(341)	(68)
Depreciation, depletion and amortization	10,616	10,612	33,097	30,329
Accretion of discount in asset retirement obligation	2,185	1,538	6,462	4,508
Exploration expense	24	81	107	281
Unrealized (gain)/loss on derivatives	1,571	(28,745)	(84,858)	63,416
Non-cash incentive compensation	940	—	2,531	—
Non-recurring (gain)/loss	50	23	50	23
Adjusted EBITDAX	$24,960	$41,388	$50,049	$118,628
Cash Interest expense	(1,010)	(2,032)	(2,707)	(5,012)
Cash Interest income	107	45	341	68
Exploration expense	(24)	(81)	(107)	(281)
Development costs	(9,379)	(5,664)	(30,575)	(7,865)
Cash Available for Distribution	$14,654	$33,656	$17,001	$105,538

Net cash provided by operating activities	$24,179	$35,180	$59,732	$103,668
Changes in operating assets and liabilities	(146)	4,140	(12,156)	9,735
Development costs	(9,379)	(5,664)	(30,575)	(7,865)
Cash Available for Distribution	$14,654	$33,656	$17,001	$105,538

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022

	(in thousands)
REVENUES
Oil and condensate	$35,292	$79,095
Natural gas liquids	5,446	13,295
Gas	29,136	28,309
Total Revenues	69,874	120,699
EXPENSES
Production	35,657	32,780
Exploration	24	81
Taxes, transportation and other	15,261	24,974
Depreciation, depletion and amortization	10,616	10,612
Accretion of discount in asset retirement obligation	2,185	1,538
General and administrative	1,756	84
Total Expenses	65,499	70,069
OPERATING INCOME	4,375	50,630
OTHER INCOME (EXPENSE)
Other income	5,199	7,249
Interest income	107	45
Interest expense	(1,202)	(2,206)
Total Other Income	4,104	5,088
NET INCOME	$8,479	$55,718

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Three Months Ended September 30,
	2023	2022
Sales:
Oil and condensate sales (MBbls)	583	563
Natural gas liquids sales (MBbls)	292	346
Natural gas sales (MMcf)	7,376	7,369
Total (MBoe)	2,104	2,137
Total (MBoe/d)	23	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$80.81	$92.80
Oil and condensate (per Bbl) (1)	$60.57	$140.38
Natural gas liquids excluding the effects of derivatives (per Bbl)	$20.83	$35.18
Natural gas liquids (per Bbl) (2)	$18.64	$38.37
Natural gas excluding the effects of derivatives (per Mcf)	$2.94	$7.54
Natural gas (per Mcf) (3)	$3.95	$3.84
Expense per Boe:
Production	$16.95	$15.33
Taxes, transportation and other	$7.25	$11.68
Depreciation, depletion and amortization	$5.05	$4.96
General and administrative expenses	$0.83	$0.04
_________________________________
(1)Oil and condensate prices include both realized losses and unrealized gains and losses from derivatives. Unrealized losses were $8.8 million for the three months ended September 30, 2023 and unrealized gains were $34.9 million for the three months ended September 30, 2022. Realized losses were $2.9 million for the three months ended September 30, 2023 and $8.1 million for the three months ended September 30, 2022.
(2)Natural gas liquids prices include both realized losses and unrealized gains and losses from derivatives. Unrealized losses were $0.5 million for the three months ended September 30, 2023 and unrealized gains were $2.7 million for the three months ended September 30, 2022. Realized losses were $0.2 million for the three months ended September 30, 2023 and $1.6 million for the three months ended September 30, 2022.
(3)Natural gas prices include both realized losses and unrealized gains and losses from derivatives. Unrealized gains were $7.7 million for the three months ended September 30, 2023 and unrealized losses were $8.8 million for the three months ended September 30, 2022. Realized losses were $0.3 million for the three months ended September 30, 2023 and $18.4 for the three months ended September 30, 2022.
Revenues
Revenues decreased $50.8 million, or 42%, from $120.7 million for the three months ended September 30, 2022 to $69.9 million for the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in the average selling price, excluding the effects of derivatives, on oil of 13% resulting in a decrease in revenue of $6.8 million, on NGLs of 41% resulting in a decrease in revenue of $5.0 million and on natural gas of 61% resulting in a decrease in revenue of $33.9 million. Additionally, net losses on our hedging activity of $5.7 million, of which $30.3 million were unrealized losses and $24.6 million were realized gains, added to the decline. These decreases were partially offset by a revenue increase of $0.4 million in spite of a decrease in production of 34 MBoe primarily as a result of the acquisition of additional interest in the Permian Basin being offset by decreased NGL volumes primarily due to plant downtime in the Permian Basin.
Production expenses
Production expenses increased $2.9 million, or 9%, from $32.8 million for the three months ended September 30, 2022 to $35.7 for the three months ended September 30, 2023. The increase is primarily due to increased maintenance costs partially offset by decreased CO2 costs.

On a per unit basis, production expenses increased from $15.33 per Boe sold for the three months ended September 30, 2022 to $16.95 per Boe sold for the three months ended September 30, 2023. The increase is primarily related to increased maintenance costs partially offset by decreased CO2 costs.
Taxes, transportation, and other
Taxes, transportation, and other decreased $9.7 million, or 39%, from $25.0 million for the three months ended September 30, 2022 to $15.3 million for the three months ended September 30, 2023. The decrease is primarily attributable to the decrease in oil, NGLs and natural gas prices and NGLs production partially offset by increased oil and natural gas production.
On a per unit basis, taxes, transportation, and other decreased from $11.68 per Boe sold for the three months ended September 30, 2022 to $7.25 per Boe sold for the three months ended September 30, 2023. The decrease is primarily related to the lower oil, NGLs and natural gas prices.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization was essentially flat at $10.6 million for both the three months ended September 30, 2022 and for the three months ended September 30, 2023.
On a per unit basis, depreciation, depletion, and amortization increased from $4.96 per Boe sold for the three months ended September 30, 2022 to $5.05 per Boe sold for the three months ended September 30, 2023. The increase is primarily related to changes in production mix.
General and administrative
General and administrative (“G&A”) expenses increased $1.7 million, or 1,990%, from $0.1 million for the three months ended September 30, 2022 to $1.8 million for the three months ended September 30, 2023. The increase is primarily attributable to higher personnel costs of $0.8 million due in part to amortization of unit awards and additional expenses related to the initial public offering in January 2023.
On a per unit basis, G&A expense increased from $0.04 per Boe sold for the three months ended September 30, 2022 to $0.83 per Boe sold for the three months ended September 30, 2023. The increase is primarily related to increased costs and decreased production.
Other income
Other income decreased $2.1 million, or 28%, from $7.2 million for the three months ended September 30, 2022 to $5.2 million for the three months ended September 30, 2023. The decrease is primarily attributable to lower CO2 and plant income of $2.1 million related to plant downtime. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado we acquired from Chevron in November 2021, which we refer to as the Vacuum properties.
Interest expense
Interest expense decreased $1.0 million, or 46%, from $2.2 million for the three months ended September 30, 2022 to $1.2 million for the three months ended September 30, 2023. The decrease is primarily attributable to the decreased borrowings due in part to the January 2023 initial public offering partially offset by a higher interest rate and increased commitment fees.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine months ended September 30,
	2023	2022

	(in thousands)
REVENUES
Oil and condensate	$132,604	$120,703
Natural gas liquids	21,602	29,268
Gas	134,539	54,067
Total Revenues	288,745	204,038
EXPENSES
Production	110,338	93,961
Exploration	107	281
Taxes, transportation and other	59,252	72,993
Depreciation, depletion and amortization	33,097	30,329
Accretion of discount in asset retirement obligation	6,462	4,508
General and administrative	5,062	572
Total Expenses	214,318	202,644
OPERATING INCOME	74,427	1,394
OTHER INCOME (EXPENSE)
Other income	18,233	18,677
Interest income	341	68
Interest expense	(3,259)	(5,526)
Total Other Income	15,315	13,219
NET INCOME	$89,742	$14,613

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Nine months ended September 30,
	2023	2022
Sales:
Oil and condensate sales (MBbls)	1,806	1,605
Natural gas liquids sales (MBbls)	913	993
Natural gas sales (MMcf)	21,231	22,521
Total (MBoe)	6,257	6,351
Total (MBoe/d)	23	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$75.63	$98.27
Oil and condensate (per Bbl) (1)	$73.43	$75.22
Natural gas liquids excluding the effects of derivatives (per Bbl)	$23.25	$37.94
Natural gas liquids (per Bbl) (2)	$23.67	$29.47
Natural gas excluding the effects of derivatives (per Mcf)	$6.02	$6.32
Natural gas (per Mcf) (3)	$6.34	$2.40
Expense per Boe:
Production	$17.63	$14.79
Taxes, transportation and other	$9.47	$11.49
Depreciation, depletion and amortization	$5.29	$4.78
General and administrative expenses	$0.81	$0.09
_________________________________
(1)Oil and condensate prices include both realized losses and unrealized gains and losses from derivatives. Unrealized gains were $1.0 million for the nine months ended September 30, 2023 and unrealized losses were $8.3 million for the nine months ended September 30, 2022. Realized losses were $5.0 million for the nine months ended September 30, 2023 and $28.7 million for the nine months ended September 30, 2022.
(2)Natural gas liquids prices include both realized and unrealized gains and losses from derivatives. Unrealized gains were $0.2 million for the nine months ended September 30, 2023 and unrealized losses were $3.4 million for the nine months ended September 30, 2022. Realized gains were $0.2 million for the nine months ended September 30, 2023 and realized losses were $5.0 million for the nine months ended September 30, 2022.
(3)Natural gas prices include both realized losses and unrealized gains and losses from derivatives. Unrealized gains were $83.7 million for the nine months ended September 30, 2023 and unrealized losses were $51.7 million for the nine months ended September 30, 2022. Realized losses were $76.9 million for the nine months ended September 30, 2023 and $36.5 million for the nine months ended September 30, 2022.
Revenues
Revenues increased $84.7 million, or 42%, from $204.0 million for the nine months ended September 30, 2022 to $288.7 million for the nine months ended September 30, 2023. The increase was primarily attributable to net gains on our hedging activity of $136.9 million, of which $148.3 million were unrealized gains and $11.4 million were realized losses. Also, revenue increased $5.6 million in spite of a decrease in production of 94 MBoe primarily as a result of the acquisition of additional interest in the Permian Basin being offset by natural declines in San Juan Basin. These increases were partially offset by a decrease in the average selling price, excluding the effects of derivatives, on oil of 23% resulting in a decrease in revenue of $36.3 million, on NGLs of 39% resulting in a decrease in revenue of $14.6 million and on natural gas of 5% resulting in a decrease in revenue of $6.8 million.
Production expenses
Production expenses increased $16.4 million, or 17%, from $94.0 million for the nine months ended September 30, 2022 to $110.3 million for the nine months ended September 30, 2023. Of this increase, $7.2 million is attributable to the acquisition of additional interest in the Permian Basin. The remainder of the increase is primarily due to increased maintenance and energy costs.
On a per unit basis, production expenses increased from $14.79 per Boe sold for the nine months ended September 30, 2022 to $17.63 per Boe sold for the nine months ended September 30, 2023. The increase is primarily related to the increased costs per Boe from the acquisition of additional interest in the Permian Basin due to the acquired properties having a higher percentage of oil production, which is more expensive on a Boe basis than natural gas production. Additionally, increased maintenance and energy costs contributed to the increase per Boe.
Taxes, transportation, and other
Taxes, transportation, and other decreased $13.7 million, or 19%, from $73.0 million for the nine months ended September 30, 2022 to $59.3 million for the nine months ended September 30, 2023. The decrease is primarily attributable to the decrease in oil, NGLs and natural gas prices and decreased NGLs and natural gas production partially offset by increased oil production.
On a per unit basis, taxes, transportation, and other decreased from $11.49 per Boe sold for the nine months ended September 30, 2022 to $9.47 per Boe sold for the nine months ended September 30, 2023. The decrease is primarily related to the lower oil, NGLs and natural gas prices and change in production mix.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased $2.8 million, or 9%, from $30.3 million for the nine months ended September 30, 2022 to $33.1 million for the nine months ended September 30, 2023. The increase is primarily attributable to the increased production associated with the acquisition of additional interest in the Permian Basin third quarter of 2022 of $3.1 million.
On a per unit basis, depreciation, depletion, and amortization increased from $4.78 per Boe sold for the nine months ended September 30, 2022 to $5.29 per Boe sold for the nine months ended September 30, 2023. The increase is primarily related to changes in production mix.
General and administrative
General and administrative (“G&A”) expenses increased $4.5 million, or 785%, from $0.6 million for the nine months ended September 30, 2022 to $5.1 million for the nine months ended September 30, 2023. The increase is primarily attributable to higher personnel costs of $5.4 million due in part to amortization of unit awards and additional expenses related to the initial public offering in January 2023 partially offset by decreased acquisition related costs.
On a per unit basis, G&A expense increased from $0.09 per Boe sold for the nine months ended September 30, 2022 to $0.81 per Boe sold for the nine months ended September 30, 2023. The increase is primarily related to increased costs and decreased production.
Other income
Other income decreased $0.4 million, or 2%, from $18.7 million for the nine months ended September 30, 2022 to $18.2 million for the nine months ended September 30, 2023. The decrease is primarily attributable to the $0.6 million decrease in marketing income partially offset by higher CO2 and plant income of $0.1 million related to the acquisition of additional interest in the Permian Basin. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado we acquired from Chevron in November 2021, which we refer to as the Vacuum properties.
Interest expense
Interest expense decreased $2.3 million, or 41%, from $5.5 million for the nine months ended September 30, 2022 to $3.3 million for the nine months ended September 30, 2023. The decrease is primarily attributable to the decreased borrowings due in part to the January 2023 initial public offering partially offset by a higher interest rate and increased commitment fees.
Liquidity and Capital Resources
Our primary sources of liquidity and capital will be cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $113.0 million at December 31, 2022 and $18.0 million at September 30, 2023, and the remaining availability under our Credit Facility was $52.0 million at

December 31, 2022 and $147.0 million at September 30, 2023. Additionally, we had positive net working capital (including cash and excluding the effects of derivative instruments) of $20.7 million at December 31, 2022 and $9.7 million at September 30, 2023.
Our net credit facility debt as of September 30, 2023 was $12.1 million (less cash of $5.9 million) and was incurred to cover our acquisition and capital expenditures for other property of $9.9 million as well as the change in the capital accrual during the nine months ended September 30, 2023 of $5.5 million. We expect to repay the debt incurred by us to complete such acquisition and capital expenditures in order to meet our long-term goal of remaining substantially debt free.
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. Our third quarter distribution of $0.52 per unit with respect to cash available for distribution for the three months ended September 30, 2023, was declared on November 7, 2023 and will be paid on November 27, 2023 to unitholders of record on November 17, 2023.

The second quarter distribution of $0.48 per unit with respect to cash available for distribution for the three months ended June 30, 2023, was declared on August 8, 2023 and paid August 25, 2023 to unitholders of record on August 18, 2023.
Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions were $40.5 million for the nine months ended September 30, 2023 and $70.4 million for the nine months ended September 30, 2022.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”
We incurred costs of approximately $25.0 million for drilling, completion and recompletion activities and facilities costs in the nine months ended September 30, 2023 and we have budgeted approximately $30.0 million for such costs in 2023.
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

Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash provided by operating activities	$59,732	$103,668
Net cash used by investing activities	(40,535)	(70,443)
Net cash used by financing activities	(22,510)	(29,624)

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net cash provided by operating activities
Net cash provided by operating activities decreased $43.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to a decline in operating results, excluding the effects of derivatives, primarily due to lower oil, NGL and natural gas realizations and increased costs.
Net cash used by investing activities
Net cash used by investing activities decreased $29.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to decreased proved property acquisitions of $41.2 million and other asset additions of $11.4 million partially offset by an increase in development costs of $22.7 million.
Net cash used by financing activities

	Nine months ended September 30,
	2023	2022
	(in thousands)
Proceeds from long-term debt	$64,000	$1,099,000
Payments on long-term debt	(159,000)	(1,119,000)
Net proceeds from initial public offering	106,277	—
Capitalized offering costs	—	(3,012)
Debt issuance costs	(125)	(132)
Distributions	(33,662)	(6,480)
Net cash used in financing activities	$(22,510)	$(29,624)
Net cash used in financing activities decreased $7.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to proceeds from the initial public offering of $106.3 million partially offset by an increase in net repayments under our credit facility of $75.0 million and increased distributions to unitholders of $27.2 million.
Revolving credit agreement
On November 1, 2021, we entered into a four-year, $165 million senior secured credit facility with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. The facility has a maturity date of November 1, 2025 and as of October 25, 2023, the last date of redetermination, our borrowing base was $165 million.
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
At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). The weighted average interest rate on Credit Facility borrowings was 8.4% in the nine months ended September 30, 2023.
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
We utilized the proceeds from our initial public offering and cash on hand to pay down our credit facility, so that we had $18 million of debt outstanding and $147 million available under our Credit Facility as of September 30, 2023.
Contractual obligations and commitments
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Derivative contracts
We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of September 30, 2023, the current liability related to such contracts was $20.6 million and the non-current liability was $1.2 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas. For further information on derivative contracts, see Note 9 in the financial statements included elsewhere in this Quarterly Report.
Asset Retirement Obligation
At September 30, 2023, we had asset retirement obligations of $133.9 million inclusive of a current portion of $2.5 million. For further information on asset retirement obligations, see Note 6 in the financial statements included elsewhere in this Quarterly Report.

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
As of September 30, 2023, the fair market value of our oil, NGL and natural gas derivative contracts was a net liability of $19.4 million. Based upon our open commodity derivative positions at September 30, 2023, a hypothetical 10% change in the NYMEX WTI and Henry Hub prices, OPIS prices and basis prices would change our net oil, NGL and natural gas derivative liability by approximately $9.2 million.

(in thousands)	Fair Value at September 30, 2023	Hypothetical Price Increase or Decrease of 10%
Derivative asset (liability) – Crude Oil	$(11,578)	$5,125
Derivative asset (liability) – Natural Gas Liquids	$(367)	$458
Derivative asset (liability) – Natural Gas	$(7,437)	$3,631
Net derivative liability	$(19,382)	$9,214
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
At September 30, 2023, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.
Interest rate risk
At September 30, 2023, we had $18.0 million of variable rate debt outstanding. Based on this and expected borrowing levels in 2023, a change in interest rates would be de minimis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”

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

Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the quarter ended September 30, 2023, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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