Form 10-K
period 2023-12-31
TXO Partners, L.P.
filed 2024-03-05
CIK 1559432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-04321
__________________________________
TXO Partners, L.P.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
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

The aggregate market value of the common units held by non-affiliates of the registrant, based on the closing price of the common units on the New York Stock Exchange on June 30, 2023, was $430.0 million.
As of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, there were 30,750,000 Common Units outstanding. The registrant had 30,750,000 Common Units outstanding as of March 5, 2024.
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil, natural gas and natural gas liquids (“NGLs”). We disclose important factors that could cause our actual results to differ materially from our expectations as discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statement include:
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
•cost inflation;
•political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, the Israel-Hamas war, attacks in the Red Sea and other continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;

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

•We opportunistically use derivative instruments to economically hedge exposure to changes in commodity price and, as a result, are exposed to credit risk and market risk.
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
•Even if our unitholders are dissatisfied, they are limited in their ability to remove our general partner without its consent.
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
We seek to maintain a flat to low growth production profile through a combination of low-risk development and exploitation of our existing properties, generally funded by cash flow from operating activities, and future acquisitions of producing properties. We believe this will allow us to increase our reserves and production and, over time, to increase distributions to our unitholders. To date we have been successful in offsetting the natural decline in production from reservoir depletion through acquisitions and drilling. Historically, funding sources for our capital expenditures, including acquisitions, have included proceeds from bank borrowings, cash from our partners and cash flow from operating activities. We expect to continue to fund our capital expenditures primarily with cash flow generated by operating activities, but may use borrowings under our Credit Facility in connection with acquisitions in particular. Additionally, we may seek to issue additional equity securities from time to time as market conditions allow to facilitate future acquisitions. Our development budget is approximately $20 - $28 million for 2024.
The members of our management team have over 30 years’ experience in the oil and gas industry on average. Our management team has successfully executed on a strategy of acquiring and exploiting long-lived and low decline assets for more than 30 years, completing hundreds of acquisitions totaling over $15 billion. Additionally, our management team has collectively invested more than $500 million in us since our inception. We believe our management team has the experience, expertise and commitment to create significant value for our unitholders in the form of cash distributions combined with growth in revenues and production.

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

Our Strengths
We believe that the following strengths will allow us to successfully execute our business strategies:
•Experienced and personally invested management team with an extensive track record of value creation. We believe our management team’s significant industry experience is a distinct competitive advantage. The members of our management team have over 30 years’ experience in the oil and gas industry on average and have previously held executive roles at XTO Energy Inc. (“XTO”). Our management team has successfully executed on a strategy of acquiring and exploiting long-lived and low decline assets for more than 30 years. Members of our management team have collectively personally invested more than $500 million in us since our inception.
•Stable, long-lived, conventional asset base with low production decline rates. The majority of our interests are in properties that have produced oil and natural gas for decades. As a result, the geology and reservoir characteristics are well understood, and new development well results are generally predictable, repeatable and present lower risk than unconventional resource plays. Our assets are characterized by long-lived reserves with low production decline rates, a stable development cost structure and low-geologic risk developmental drilling opportunities with predictable production profiles. For example, our base decline rate is currently estimated to be approximately 9%.
•Ability to source, integrate and optimize acquisitions. Our management team has demonstrated the ability to source and integrate acquisitions of various sizes. While at XTO, our management team completed hundreds of acquisitions for over $15 billion in consideration and successfully integrated such acquisitions, ultimately driving significant returns for shareholders. We have successfully drawn on this experience to identify and complete multiple acquisitions to establish our anchor positions in the Permian Basin and San Juan Basin, including our 2021, 2022 and 2023 acquisitions. We expect that our expertise in sourcing and completing acquisitions will allow us to successfully execute additional bolt-on acquisitions in our existing operating areas and, if and when appropriate, additional opportunistic acquisitions.

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
Our Properties
As of December 31, 2023, our assets consisted of 845,820 gross (371,796 net) leasehold and mineral acres located primarily in the Permian Basin and San Juan Basin. As of December 31, 2023, our total estimated proved reserves were approximately 100 MMBoe, of which approximately 56% were liquids and approximately 90% were proved developed, both on a Boe basis. In 2023, we produced an average of approximately 23,006 Boe per day, approximately 67% of which came from assets operated by us.
Permian Basin
We acquired our initial 79,970 gross leasehold and mineral acres in the Permian Basin in 2012 and 2013. We subsequently acquired 11,929 additional gross leasehold acres through leasing and multiple bolt-on acquisitions. In November 2021, we acquired producing properties, including 24,052 gross leasehold acres and a CO2 processing plant in the Permian Basin within New Mexico and CO2 assets in Colorado (the “Vacuum Properties”) from Chevron Corporation (“Chevron”). In December 2021, we acquired additional producing properties, including 21,112 gross leasehold acres in the Permian Basin within Texas from Chevron (the “Andrews Parker Acquisition”). We refer to these together as the “2021 Acquisitions.” In August 2022 we acquired additional interests in our producing properties and CO2 gas processing plant in the Permian Basin of New Mexico (the “Additional Interest Vacuum Acquisition”). As of December 31, 2023, we had 48 (gross) active CO2 injection wells. Production from our CO2 wells was 15.4 MMcf/d during 2023.
The Permian Basin is one of the oldest and most prolific producing basins in North America. Consisting of approximately 75,000 square miles centered around Midland, Texas, the Permian spans across west Texas and southeast New Mexico. The Permian Basin has been a significant source of oil production in the United States since the 1920s and, according to the EIA, accounted for approximately 48% of all oil production and approximately 24% of all natural gas production in the United States as of December 31, 2023. While horizontal development is the primary focus for many operators, there continues to be significant conventional oil and gas drilling throughout the Permian Basin. Through enhanced oil recovery methods such as CO2 injection, operators like us are able to unlock incremental additional hydrocarbon production in these older, conventional assets at comparatively lower costs as compared to the drilling and completion costs of horizontal wells.
Our management team believes the development and exploitation of conventional assets in the Permian Basin is among the most economic oil and natural gas plays in the United States. Since completing the 2021 Acquisitions, we initially focused our efforts on returning wells to production as well as on other low-risk maintenance projects. As we have gained a greater understanding of these assets, we have increased our drilling and recompletion work. Substantially all of our acreage in the Permian Basin is held by production, which means we do not have to drill any wells to maintain ownership of our leases. We drilled or participated in the drilling of 19 gross wells in the Permian Basin during 2023. Based on current commodity prices, we expect to drill or participate in the drilling of approximately 14 gross wells in 2024. We recompleted 16 gross wells in the Permian Basin in 2023 and expect to recomplete approximately 8 gross wells in 2024.  Our base decline rate for our Permian Basin properties is currently estimated to be approximately 7%.
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
Our San Juan acreage includes substantial, predictable, low-decline natural gas production that provides for relatively stable cash flows. Our base decline rate for our San Juan Basin properties is currently estimated to be approximately 10%. Our existing production comes from primarily coalbed methane wells. Substantially all of our acreage in the San Juan Basin is held by production. Additionally, as of December 31, 2023, we own 84,359 gross acres in New Mexico in the Mancos Shale. We believe our Mancos Shale properties offer us significant potential upside that is held by production.
We drilled or participated in the drilling of 19 gross wells in the San Juan Basin during 2023. We expect to drill or participate in the drilling of approximately 7 gross wells in 2024 but we will periodically reassess our plans given the volatility in natural gas prices. We recompleted 17 gross wells in the San Juan Basin in 2023 and we expect to recomplete no gross wells in 2024.
For year ended December 31, 2023, our consolidated revenues were derived 63% from oil revenues, 27% from natural gas revenues and 10% from NGL revenues, in each case excluding the unrealized effects of our commodity derivative contracts. After giving effect to unrealized commodity derivative contracts, our revenues were derived 48% from oil revenues, 44% from natural gas revenues and 8% from NGL revenues over the same period. For the year ended December 31, 2023, our total average production was 23,006 Boe/d (approximately 28% oil, 57% natural gas, and 15% NGLs). Over the same period, our average production in the Permian Basin was 7,660 Boe/d (approximately 84% oil, 4% natural gas, and 12% NGLs) and our average production in the San Juan Basin was 13,967 Boe/d (approximately 1% oil, 82% natural gas, and 17% NGLs).
Development Plan and Capital Budget
Historically, our business plan has focused on acquiring and then exploiting producing assets. Funding sources for our acquisitions have included proceeds from bank borrowings, cash from our partners and cash flow from operating activities. We incurred $29.8 million of development capital in 2023 and expect to incur approximately $20 - $28 million for development in 2024. Much of our development time and capital is spent on workovers, recompletions and field optimizations of existing assets. We expect to use the additional information derived from this exploitation to inform our decisions about additional drilling opportunities to pursue, either in recently acquired assets or new acquisitions. To the extent that we complete any acquisitions during 2024, we may reduce our other expected capital plans to offset the acquisition cost and to temper production growth in favor of distributions to our unitholders.
During 2023, we spent approximately $24.3 million to drill 38 gross wells (5.0 net wells) and on related equipment, $4.8 million on recompletions of existing wells and $0.6 million on remedial workovers and other maintenance projects. We spent approximately $13.5 million in the Permian Basin and approximately $16.3 million in the San Juan Basin in 2023.
We expect to allocate a portion of our 2024 budget to projects focused on enhancing existing production. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our 2024 capital development programs from cash flow from operations. We held our 2023 capital program flat at $29.8 million compared to $29.8 million in 2022.
Oil, Natural Gas and NGL Data
Reserves
Summary of Oil, Natural Gas and NGL Reserves. The following table presents our estimated net proved oil, natural gas and NGL reserves as of December 31, 2023, 2022 and 2021. The reserve estimates presented in the table below are based on reports prepared by Cawley, Gillespie & Associates, our independent petroleum engineers, which reports were prepared in accordance with current SEC rules and regulations regarding oil and natural gas reserve reporting.

	TXO Partners
	As of December 31,
	2023 (1)	2022 (1)	2021 (1)
Proved Reserves:
Oil (MBbls)	40,453.1	53,509.2	48,605.6
NGLs (MBbls)	15,483.0	21,932.4	18,027.6
Natural gas (MMcf)	265,827.6	407,877.2	379,275.9
Total Proved Reserves (MBoe)	100,240.7	143,421.1	129,845.9
Standardized Measure (in millions)	$890.6	$1,969.8	$986.6
PV-10 (in millions)(2)	$932.0	$2,005.7	$1,022.2
Proved Developed Reserves:
Oil (MBbls)	30,959.4	34,672.0	30,207.9
NGLs (MBbls)	15,110.9	20,723.6	17,434.2
Natural gas (MMcf)	264,934.4	385,188.6	353,214.9
Total Proved Developed Reserves (MBoe)	90,226.0	119,593.7	106,511.3
PV-10 (in millions)(2)	$763.1	$1,560.1	$772.2
Proved Undeveloped Reserves:
Oil (MBbls)	9,493.7	18,837.2	18,397.7
NGLs (MBbls)	372.1	1,208.8	593.4
Natural gas (MMcf)	893.2	22,688.6	26,061.0
Total Proved Undeveloped Reserves (MBoe)	10,014.7	23,827.4	23,334.6
PV-10 (in millions)(2)	$168.9	$445.6	$250.0
__________________________________
(1)Our estimated net proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC regulations. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $78.22 per barrel for oil and $2.64 per MMBtu for natural gas at December 31, 2023, were $93.67 per barrel for oil and $6.36 per MMBtu for natural gas at December 31, 2022 and were $66.56 per barrel for oil and $3.60 per MMBtu for natural gas at December 31, 2021. The base prices were based upon Henry Hub and WTI-Cushing spot prices, respectively. These base prices were adjusted for differentials on a per-property basis, which may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. After these net adjustments, the net realized prices for the SEC price case over the life of the proved properties was estimated to be $76.58 per barrel for oil, $18.44 per barrel for NGLs and $1.58 per Mcf for natural gas for the year ended December 31, 2023, $92.94 per barrel for oil, $29.72 per barrel for NGLs and $4.35 per Mcf for natural gas for the year ended December 31, 2022 and $64.76 per barrel for oil, $19.62 per barrel for NGLs and $2.31 per Mcf for natural gas for the year ended December 31, 2021.
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

Preparation of Reserve Estimates
Our reserve estimates as of December 31, 2023, 2022 and 2021 included in this Annual Report on Form 10-K are based on evaluations prepared by the independent petroleum engineering firm of Cawley, Gillespie & Associates in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. Our independent reserve engineers were selected for their historical experience and geographic expertise in engineering similar resources.
Under SEC rules, proved reserves are reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expires, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. If deterministic methods are used, the term “reasonable certainty” implies a high degree of confidence that the quantities of oil or natural gas actually recovered will equal or exceed the estimate. If probabilistic methods are used, there should at least be a 90% probability that the quantities actually recovered will equal or exceed the estimate. The technical and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, well-test data, production data (including flow rates), well data (including lateral lengths), historical price and cost information, and property ownership interests. Our independent reserve engineers use this technical data, together with standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, and analogy. The proved developed reserves and estimated ultimate recoveries (“EURs”) per well are estimated using performance analysis and volumetric analysis. The estimates of the proved developed reserves and EURs for each developed well are used to estimate the proved undeveloped reserves for each proved undeveloped location (utilizing type curves, statistical analysis, and analogy). All of our proved undeveloped reserves as of December 31, 2023, 2022 and 2021, relate to locations that are one offset away from an existing well.
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

Proved Undeveloped Reserves (PUDs)
As of December 31, 2023, our proved undeveloped reserves were composed of 9,493.7 MBbls of oil, 372.1 MBbls of NGLs and 893.2 MMcf of natural gas for a total of 10,014.7 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following table summarizes our changes in PUDs, for the years ended December 31, 2023, 2022 and 2021 (in MBoe):

Balance, December 31, 2020	13,946.4
Purchases of reserves	9,089.5
Revisions of previous estimates	309.1
Transfers to proved developed	(10.4)
Balance, December 31, 2021	23,334.6
Purchases of reserves	1,966.8
Revisions of previous estimates	(990.5)
Transfers to proved developed	(483.5)
Balance, December 31, 2022	23,827.4
Revisions of previous estimates	(13,812.7)
Balance, December 31, 2023	10,014.7
Revisions of previous estimates (13,812.7) MBoe during the year ended December 31, 2023 resulted primarily from forecast changes due to our development plans to reduce the duration of the proved undeveloped reserves from five years to two years (13,300 MBoe) and lower commodity prices and higher costs (513 MBoe). Revisions of previous estimates of (990.5) MBoe during the year ended December 31, 2022 resulted primarily from forecast changes (1,078 MBoe) partially offset by higher commodity prices (87 MBoe). Revisions of previous estimates of 309.1 MBoe during the year ended December 31, 2021 resulted primarily from higher commodity prices (347 MBoe) partially offset by forecast changes (38 MBoe).
We converted none of our proved undeveloped reserves into proved developed reserves in 2023. Costs incurred relating to the development of oil and natural gas reserves were $29.8 million during the year ended December 31, 2023. We converted 483.5 MBoe of our proved undeveloped reserves into proved developed reserves in 2022. Costs incurred relating to the development of oil and natural gas reserves were $29.8 million during the year ended December 31, 2022. We converted 10.4 MBoe of our proved undeveloped reserves into proved developed reserves in 2021. Costs incurred relating to the development of oil and natural gas reserves were $8.1 million during the year ended December 31, 2021.
We drilled or participated in the drilling of 4 gross wells in the Permian Basin during 2021, 6 gross wells in the Permian Basin during 2022, and 19 gross wells in the Permian Basin during 2023. We expect to drill or participate in the drilling of approximately 14 gross wells in the Permian Basin during 2024. In addition, we participated in the drilling of 6 gross wells in the San Juan Basin during 2021, 18 gross wells in the San Juan Basin during 2022, and 19 gross wells in the San Juan Basin during 2023. We expect to drill or participate in the drilling of approximately 7 gross wells in the San Juan Basin during 2024.
All of our PUD drilling locations are scheduled to be drilled within two years of December 31, 2023. We drilled and completed or participated in the drilling and completion of 0 PUD locations during 2023. We anticipate drilling and completing or participating in the drilling and completion of approximately 17 PUD locations during 2024 and 18 during 2025. These PUD locations relate to 10.0 MMBoe of PUD reserves. Our development costs relating to the development of our PUDs at December 31, 2023 are projected to be $26.5 million in 2024 and $27.8 million in 2025 for a total of $54.3 million of future development costs. All of these PUD drilling locations are part of a development plan adopted by management. We expect that the cash flow generated by our existing wells, in addition to availability under our Credit Agreement, will be sufficient to fund our drilling program, maintenance capital expenditures and PUD conversion into proved developed reserves in accordance with our development schedule. Please see “Risk Factors—Risks Related to Our Business and the Oil, Natural Gas and NGL Industry—Reserve estimates depend on many assumptions that may ultimately be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.”

Natural Gas, Oil and NGL Production Prices and Production Costs
Production and Price History
The following table sets forth information regarding our production and operating data for the periods indicated.
Production data:
Sales:

	Year Ended December 31,
	2023	2022	2021
Permian Basin
Natural gas sales (MMcf)	655	728	507
Natural gas liquids sales (MBbl)	340	334	81
Oil and condensate sales (MBbl)	2,347	2,170	985
Total (MBoe)	2,796	2,626	1,151
Total (MBoe per day)	8	7	3
San Juan
Natural gas sales (MMcf)	25,177	25,886	26,795
Natural gas liquids sales (MBbl)	883	991	995
Oil and condensate sales (MBbl)	19	28	35
Total (MBoe)	5,098	5,333	5,495
Total (MBoe per day)	14	15	15
Other
Natural gas sales (MMcf)	2,906	2,943	3,287
Natural gas liquids sales (MBbl)	9	9	13
Oil and condensate sales (MBbl)	10	8	13
Total (MBoe)	503	507	574
Total (MBoe per day)	1	1	2
Total (MBoe)	8,397	8,466	7,220

Average realized sales prices:

	Year Ended December 31,
	2023	2022	2021
Permian Basin
Natural gas excluding effects of derivatives (per Mcf)	$1.95	$5.36	$3.94
Natural gas liquids excluding effects of derivatives (per Bbl)	$33.29	$47.85	$32.50
Oil and condensate excluding effects of derivatives (per Bbl)	$75.98	$93.94	$67.93
San Juan
Natural gas excluding effects of derivatives (per Mcf)	$5.29	$6.65	$4.03
Natural gas liquids excluding effects of derivatives (per Bbl)	$18.39	$31.32	$24.59
Oil and condensate excluding effects of derivatives (per Bbl)	$69.73	$76.30	$55.73
Other
Natural gas excluding effects of derivatives (per Mcf)	$5.14	$6.69	$3.76
Natural gas liquids excluding effects of derivatives (per Bbl)	$21.76	$32.46	$23.39
Oil and condensate excluding effects of derivatives (per Bbl)	$78.35	$88.55	$59.30
($ / Boe)	$42.58	$53.11	$30.38
Expense per Boe:

	Year Ended December 31,
	2023	2022	2021
Permian Basin
Production	$37.13	$34.21	$30.67
Taxes, transportation, and other	$8.08	$10.67	$6.90
Depreciation, depletion, and amortization	$12.24	$11.96	$19.77
San Juan
Production	$7.15	$6.39	$5.62
Taxes, transportation, and other	$10.02	$12.13	$8.66
Depreciation, depletion, and amortization	$1.44	$1.20	$2.03
Other
Production	$8.90	$7.39	$5.39
Taxes, transportation, and other	$3.49	$4.52	$4.33
Depreciation, depletion, and amortization	$5.41	$7.06	$10.42

Productive Wells
As of December 31, 2023, we owned interests in the following number of productive wells:

	Oil Wells	Gas Wells	Total
Permian Basin
Gross	3,752.0	114.0	3,866.0
Net	703.8	11.3	715.1
San Juan
Gross	41.0	11,420.0	11,461.0
Net	0.5	1,081.7	1,082.2
Other
Gross	707.0	2,195.0	2,902.0
Net	—	87.4	87.4
Total
Gross	4,500.0	13,729.0	18,229.0
Net	704.3	1,180.4	1,884.7
Developed and Undeveloped Acreage
The following table sets forth information as of December 31, 2023 relating to our developed and undeveloped acreage. Developed acreage is acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	141,676	77,628	160	80	141,836	77,708
San Juan Basin	445,592	245,540	824	703	446,416	246,243
Other	257,568	47,845	—	—	257,568	47,845
Total	844,836	371,013	984	783	845,820	371,796
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

	Years Ended December 31,
	2023 (1)		2022 (2)		2021 (3)
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Completed as:
Gas wells	16	2.3	10	4.1	4	0.9
Oil wells	22	2.7	14	2.1	6	0.6
Non-productive	—	—	—	—	—	—
Total	38	5.0	24	6.2	10	1.5
Exploratory wells:
Completed as:
Gas wells	—	—	—	—	—	—
Oil wells	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total	—	—	—	—	—	—
Total	38	5.0	24	6.2	10	1.5
__________________________________
(1)These 38 wells do not include any gross wells drilled by other operators during the year ended December 31, 2023 in which we elected not to participate.
(2)These 24 wells do not include any gross wells drilled by other operators during the year ended December 31, 2022 in which we elected not to participate.
(3)These 10 wells include two gross (0.0 net) wells drilled by other operators during the year ended December 31, 2021 in which we elected not to participate.
The following table sets forth information regarding our drilling activities as of December 31, 2023 and December 31, 2022, including with respect to wells awaiting completion, undergoing completion activities and which we have begun drilling subsequent to December 31, 2023 and 2022.

December 31, 2023	Permian Basin		San Juan Basin
	Gross	Net	Gross	Net
Drilling	—	—	2	—
Awaiting completion	—	—	4	—
Undergoing completion activities	2	0.1	—	—
Drilling begun subsequent to December 31, 2023	—	—	—	—

December 31, 2022	Permian Basin		San Juan Basin
	Gross	Net	Gross	Net
Drilling	—	—	3	0.5
Awaiting completion	5	2.5	4	0.5
Undergoing completion activities	—	—	—	—
Drilling begun subsequent to December 31, 2022	7.0	0.1	—	—
Operations
General
We operated wells responsible for approximately 67% of our production for the year ended December 31, 2023 and 70% for the year ended December 31, 2022. As operator, we design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities on a day-to-day basis. We do not own the drilling rigs or other oil field services equipment used for drilling or maintenance on the properties we operate.

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
Our assets include a 50% interest in Cross Timbers Energy, LLC (“Cross Timbers”). Certain affiliates of Exxon and XTO, which we refer to collectively as the “XTO Entities,” collectively own the remaining 50% interest in Cross Timbers. We account for our undivided interest in our investment in Cross Timbers using the proportionate consolidation method, pursuant to which we consolidate our proportionate share of assets (including reserves), liabilities, revenues and expenses of the joint venture. For the year ended December 31, 2023, Cross Timbers represents approximately 27% of our revenues excluding the effects of our commodity derivative contracts and approximately 25% of our proved reserves, on a proportional ownership basis, with assets primarily located in the Permian Basin of Texas and New Mexico and the San Juan Basin of New Mexico and Colorado.
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
Cross Timbers is also a party to an operating and services agreement with us pursuant to which we provide all administrative services and conduct operations that are necessary or proper for the development, operation, protection and maintenance of the assets held by Cross Timbers in exchange for a management fee. We earned management fees from Cross Timbers of $6.2 million for year ended December 31, 2023 and $5.9 million for the year ended December 31, 2022.
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
We sell the majority of our production under arm’s length contracts with terms of 12 months or less, including on a month-to-month basis, to a relatively small number of customers, as is customary in our industry. We generally sell natural gas, NGL, crude oil and condensate production through production sale agreements with customary terms and conditions for the oil and natural gas industry at prevailing market prices, adjusted for quality, transportation fees, fractionation fees, regional price differentials, and, in the case of natural gas, energy content. Typically, our sales contracts are based on pricing provisions that are tied to a market index or postings. None of our contracts have minimum volume commitments. We have no commitments beyond twelve months to deliver a fixed or determinable quantity of our oil or natural gas production under our existing contracts. However, our existing contracts for NGL production include commitments for an average of 16 months.

Additionally, we market our excess CO2 production that we do not use for our enhanced oil recovery operations in the Permian Basin. This excess CO2 is sold through a combination of an arm’s length contract to an external counterparty and by participating in other CO2 production working interest owner’s sales under the terms of a unit agreement. The price we receive for this CO2 is tied to oil prices as is customary in the industry.

For the year ended December 31, 2023, Chevron USA and CIMA Energy together accounted for more than 42% of our total revenues, excluding the impact of our commodity derivatives. For the year ended December 31, 2022, Chevron USA and Phillips 66 Company together accounted for more than 35% of our total revenues, excluding the impact of our commodity derivatives. No other purchaser accounted for more than 10% of our total revenue during such period. We generally do not have long-term contracts with our customers but rather we sell the substantial majority of our production under arm’s length contracts with terms of 12 months or less, including on a combined basis, to a relatively small number of customers. As of December 31, 2023, the average remaining term of our NGL contracts is 16 months. The loss of any such purchaser could materially adversely affect our financial condition, results of operations and ability to make distributions to our unitholders. However, based on the current demand for oil and natural gas and the availability of other purchasers, we believe that the loss of any such purchaser would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers. For more details, see “Risk Factors—Risks Related to Our Business and the Oil, Natural Gas and NGL Industry—We depend upon several significant purchasers for the sale of most of our oil, natural gas and NGL production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.”
Hedging
Our policy is to opportunistically hedge a portion of our production at commodity prices management deems attractive to mitigate our exposure to lower commodity prices. Effective with the Second Amendment entered in June 2023 (the “Second Amendment”), our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement” for more information. While there is a risk that we may not be able to realize the benefits of rising prices, we enter into hedging agreements because of the benefits of predictable, stable cash flows.
We periodically enter futures contracts, energy swaps, options and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We also enter costless price collars, which set a ceiling and floor price to hedge our exposure to price fluctuations on natural gas sales. When actual commodity prices exceed the ceiling price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the floor price, we receive this difference from the counterparty. If the actual commodity price falls in between the ceiling and floor price, there is no cash settlement. For more details, see “Risk Factors—Risks Related to Our Business and the Oil, Natural Gas and NGL Industry—We opportunistically use derivative instruments to economically hedge exposure to changes in commodity price and, as a result, are exposed to credit risk and market risk.”
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
Oil and Natural Gas Leases
The typical oil lease agreement covering our properties provides for the payment of royalties to the mineral owner for all hydrocarbons produced from any well drilled on the lease premises. The lessor royalties and other leasehold burdens on our properties range from less than 12.5% to 57.5%, resulting in a net revenue interest to us of 87.3% on average, on a 100% working interest basis. Based on the Standardized Measure, our value-weighted average net revenue interest on our properties was approximately 87.6%, on a 100% working interest basis, based on our December 31, 2023 reserve report. Substantially all of our leases are held by production and do not require continuous development.
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
Seasonality
Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers also may impact this demand. In addition, pipelines, utilities, local distribution companies and industrial end users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also impact the seasonality of demand. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

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
Regulation of the Oil and Natural Gas Industry
Our operations are substantially affected by federal, state and local laws and regulations. Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Historically, our compliance costs have not had a material adverse effect on our results of operations; however, we are unable to predict the future costs or impact considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”) and the courts. We cannot predict when or whether any such proposals may become effective. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.
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

The failure to comply with the rules and regulations of oil and natural gas production and related operations can result in substantial penalties. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings affecting the oil and natural gas industry are regularly considered by Congress, the states, regulatory authorities, including the FERC, and the courts. We cannot predict when or whether any such proposals may become effective. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.
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
Regulation of Environmental and Occupational Safety and Health Matters
Our operations are subject to stringent federal, state and local laws and regulations governing occupational safety and health aspects of our operations, the discharge of materials into the environment and the protection of the environment and natural resources (including threatened and endangered species and their habitat). Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions.

These laws and regulations may, among other things (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and on-going operations, such as requirements to close pits and plug abandoned wells; (v) apply specific health and safety criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from drilling and production operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the occurrence of delays or restrictions in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of our operations. Private parties may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage.

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
Hazardous Substances and Handling Wastes
The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil, natural gas and NGLs, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our, as well as the oil and natural gas exploration and production industry’s costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes under RCRA.
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
Water Discharges
The Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of hazardous substances, into state waters and waters of the United States (“WOTUS”). The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. The EPA and the U.S. Army Corps of Engineers (“Corps”) has issued rules attempting to clarify the federal jurisdictional reach over WOTUS since 2015, including the Navigable Waters Protection Rule during the Trump administration, rules reverting back to the 1986 WOTUS definition during the Biden administration, and rules reinstating the pre-2015 definition finalized in January of 2023. In May 2023, the Supreme Court decided Sackett v. EPA, which sharply curtailed the EPA's and Corps’ jurisdictional reach by limiting the types of wetlands that fell under WOTUS. Sackett codified the definition of WOTUS as only "geographical features that are described in ordinary parlance as "streams, oceans, rivers, and lakes'" and to adjacent wetlands that are "indistinguishable" from those bodies of water due to a continuous surface connection. The EPA issued a final rule consistent with the Sackett decision on August 29, 2023. In September 2023, EPA and the Corps published a direct-to-final rule redefining WOTUS to amend the January 2023 rule and align with the decision in Sackett. The final rule eliminated the “significant nexus” test from consideration when determining federal jurisdiction and clarified that the CWA only extends to relatively permanent bodies of water and wetlands that have a continuous surface connection with such bodies of water. The final rule is currently subject to challenges in federal district courts. Future implementation of the WOTUS rule therefore remains uncertain at this time. Depending on the outcome of the pending litigation over the WOTUS rule, we could be subject to additional permitting obligations, which could lead to potential project delays and additional compliance costs.
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
Air Emissions
The federal Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources, such as, tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Recently, there has been increased regulation with respect to air emissions resulting from the oil and natural gas sector. For example, the EPA promulgated rules in 2012 under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and a separate set of requirements to address certain hazardous air pollutants frequently associated with oil and natural gas production and processing activities pursuant to the National Standards for Emission of Hazardous Air Pollutants program. With regard to production activities, these final rules require, among other things, the reduction of volatile organic compound (“VOC”) emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further requires that a subset of these selected wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels.

Additionally, the EPA in July 2023 issued a proposed rule to expand the scope of its Greenhouse Gas Reporting Program for certain petroleum and natural gas facilities. The proposed rule would make the reach of the program both broader and more granular, creating reporting obligations for a wider set of methane and other gas emissions events and requiring increased technical detail for certain other preexisting reporting obligations. The proposed rule indicated an intended effective date of January 1, 2025, but the final rule remains pending at this time and any final effective date thus remains uncertain. Should this rule go into effect without major changes, it could raise our costs of regulatory compliance.

The EPA has also imposed increasingly stringent performance standards on oil and gas operations. In 2016, the EPA issued regulations under NSPS OOOOa that require operators to reduce methane and VOC emissions from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In December 2023, the EPA published a final version of the rule that expands and strengthens emissions reduction requirements for new, modified, and reconstructed oil and natural gas sources. Specifically, among other things, the rule requires the phase out of routine flaring of natural gas from new oil wells and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. The regulations are subject to legal challenge and will also need to be incorporated into the states’ implementation plans, which will need to be approved by the EPA in individual rulemakings that could also be subject to legal challenge. As a result, future implementation of the standards is uncertain at this time. State agencies have similarly imposed increasing restrictions on emissions from oil and gas operations. For example, in 2022, the New Mexico Environment Department adopted new regulations establishing emission reduction requirements for storage vessels, compressors, turbines, heaters, engines, dehydrators, pneumatic devices, produced water management units, and other equipment and processes. Increasingly stringent requirements on new oil and gas facilities, or the application of new requirements to existing facilities, could result in additional restrictions on operations and increased compliance costs, which could be significant.

The Bureau of Land Management (the “BLM”) also finalized rules (the “BLM methane rule”) in November 2016 that seek to limit methane emissions from exploration and production activities on federal lands by imposing limitations on venting and flaring of natural gas, as well as requirements for the implementation of leak detection and repair programs for certain processes and equipment. After attempts by the Trump administration to delay implementation of the BLM methane rule, and legal challenges both to the BLM methane rule and the delays, the BLM issued a final rule in September 2018 rescinding many of the provisions of the 2016 BLM methane rule, including the requirement to implement leak detection and repair programs, and imposing certain new requirements in a manner the BLM considered would reduce unnecessary compliance obligations on the industry. In November 2022, the BLM issued a new proposed rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases. The comment period for this rule has closed and the rule is in the process of being finalized. We cannot predict the scope of any resulting legislation or new regulations, which may, in turn, affect our business.

The EPA also finalized separate rules under the CAA in June 2016 regarding criteria for aggregating multiple sites into a single source for air quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities (such as tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. In addition, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground level ozone from the current standard of 75 ppb for the current 8 hour primary and secondary ozone standards to 70 ppb for both standards, and completed attainment/non-attainment designations in July 2018. EPA reviewed the 2015 standards in 2020, but retained the standard without revision. In October 2021, the EPA announced it will reconsider its December 2020 decision; however, in August 2023, the EPA announced a new review of the ozone NAAQS after considering advice provided by the Clean Air Scientific Advisory Committee (“CASAC”). As part of its new review, the EPA is seeking information from the scientific community and the public to guide CASAC’s development of the Integrated Science Assessment prior to the EPA’s expected release of its Integrated Review Plan in the fall of 2024.Impacts associated with the 2015 standard vary by geographic location, but could include additional fees and more stringent permitting requirements, among other things. None of the counties in which we operate have been designated as non-attainment. In addition, in November 2021, the EPA revised the 2015 ozone NAAQS designations, which expanded a New Mexico non-attainment area to include parts of El Paso County, Texas and designated Weld County, Colorado as a non-attainment area. The EPA’s designation of El Paso was vacated as impermissibly retroactive in June 2023 by the D.C. Circuit Court of Appeal, but the designation of Weld County was upheld. If the EPA were to adopt more stringent NAAQS for ground-level ozone as part of its reconsideration of the December 2020 decision, States are expected to implement more stringent permitting and pollution control requirements as a result of this new final rule, which could apply to our operation. In 2017, the EPA designated certain counties in southeastern New Mexico and West Texas located in the Permian Basin attainment/unclassifiable for the 2015 ozone NAAQS. In June 2022, EPA announced that it is considering a discretionary redesignation for these counties based on current monitoring data and other air quality factors. If the Permian Basin counties in which we operate were redesignated as nonattainment areas, this could subject us to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements and increased permitting delays and costs.
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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the Inflation Reduction Act, adopted in 2022, imposes several new climate-related requirements on oil and gas operators, including a first-ever fee on GHG emissions from certain facilities through a fee for leaks or venting of methane, starting at $900 per ton in 2024 and rising to $1,500 per ton in and after 2026. The act also appropriates significant federal funding for renewable energy initiatives. In January 2024, EPA issued a proposed rule to implement the emissions charge with a proposed effective date in 2025 for reporting year 2024 emissions. These developments may make it harder for the oil and gas industry to attract capital. Additionally, the current administration has highlighted addressing climate change as a priority and has issued several executive orders addressing climate change, including one that calls for substantial action, such as the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. Additionally, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. The SEC originally planned to issue a final rule by October 2022, but according to the SEC’s updated rulemaking agenda, a final rule is now expected to be issued in spring 2024.

In the absence of comprehensive federal climate legislation, a number of state and regional cap and trade programs have emerged that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. Although the United States had withdrawn from the Paris Agreement, President Biden has recommitted the United States and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the COP26, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. At COP28, the international community expanded on these ambitions with an agreement to look at transitioning away from fossil fuels, which may result in additional laws or regulations on the production or consumption of the fuels we produce.
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

Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA published final CAA regulations in 2012 and, more recently, in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing, leak detection, and permitting and separately published in June 2016 an effluent limitation guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under certain limited circumstances.” To date, the EPA has taken no further action in response to the December 2016 report. In November 2022, the Bureau of Land Management (“BLM”) also issued a proposed rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases.

Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. State and federal regulatory agencies have also recently focused on a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes.

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
Activities on Federal Lands and State Lands
Oil and gas exploration, development and production activities on federal lands, including American Indian lands, are administered by the BLM. Operations on federal and tribal lands are frequently subject to permitting delays. Operations on these lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. In January 2020, the White House Council on Environmental Quality (“CEQ”) proposed changes to NEPA regulations designed to overhaul the system and speed up federal agencies’ approval of projects. Among other things, the rule proposes to narrow the definition of “effects” to exclude the terms “direct,” “indirect,” and “cumulative” and redefine the term to be “reasonably foreseeable” and having “a reasonably close causal relationship to the proposed action or alternatives.” In July 2020, CEQ issued a final rule implementing the January 2020 proposal. However, several states and environmental groups have filed challenges to this rulemaking, and CEQ’s amendments are subject to reconsideration and may be subject to reversal or change under the Biden administration. CEQ issued an Interim Final Rule in June 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations. Additionally, in October 2021, the CEQ issued a notice of proposed rulemaking to reintroduce certain requirements removed or reduced by the July 2020 amendments, and the Infrastructure and Investment Jobs Act, Pub.L. 117-58, signed into law in November 2021, codified some of the July 2020 amendments in statutory text. These amendments must be implemented into each agency’s implementing regulations, and each of those individual rulemakings could be subject to legal challenge. In April 2022, CEQ issued the Phase 1 Final Rule. The rule finalizes a narrow set of changes to generally restore regulatory provisions that were in effect for decades before the 2020 rule modified them for the first time. In June 2023, the Fiscal Responsibility Act was signed into law by President Biden, which also included reforms to NEPA. In July 2023, the CEQ issued the proposed Phase 2 Rule. The impact of changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our operations and our ability to obtain governmental permits. We currently have exploration, development and production activities on federal lands and our proposed exploration, development and production activities are expected to include leasing of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial.

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

In addition, the New Mexico state legislature in 2019 considered House Bill 206, which, if passed, would have enacted an Environmental Review Act comparable to NEPA. Specifically, the Environmental Review Act would require state governmental agencies at all levels to consider the qualitative, technical and economic factors relating to a project that may impact public health, ecosystems and the environment, the long-term as well as short-term benefits and costs of the proposed project, the cumulative impacts of the proposed project, and reasonable alternatives to proposed actions affecting the environment, communities or public health. If reconsidered and enacted in the future, the process contemplated by the Environmental Review Act has the potential, like NEPA, to delay or limit, or increase the cost of, the development of natural gas, oil and NGL projects in New Mexico, which costs could be substantial.
Endangered Species and Migratory Birds Considerations

The federal Endangered Species Act (“ESA”), and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migrating birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species, such as the sage grouse, that potentially could be listed as threatened or endangered under the ESA may exist. Moreover, as a result of a 2011 settlement agreement, the U.S. Fish and Wildlife Service (“FWS”) was required to make a determination on listing numerous species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The FWS did not meet that deadline, but continues to review species for listing under the ESA. In June 2023, the Biden Administration announced proposed revisions concerning the procedures and criteria used for listing, reclassifying, and delisting protected species, and designating critical habitat. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. For example, the FWS issued a final rule in November 2022 listing two Distinct Population Segments (“DPS”) of the Lesser Prairie-Chicken. The listing, which came into effect on January 24, 2023, lists the Southern DPS of the Lesser Prairie-Chicken as endangered, and the Northern DPS as threatened. In addition, in July, 2023, FWS promulgated a Final Rule under Section 10(j) of the Endangered Species Act pertaining to “experimental populations” of threatened or endangered species, enabling the introduction of such species to areas outside their probable historical habitats when the agency finds it to be “necessary and appropriate” under certain criteria. Designation of areas in which we operate as new experimental habitat for threatened or endangered species could slow or narrow our operations and adversely affect our financial performance.

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
Human Capital Resources
As of December 31, 2023, we had 189 total employees, 184 of which were full-time employees. From time to time we utilize the services of independent contractors to perform various field and other services. We are not a party to any collective bargaining agreements, and have not experienced any strikes or work stoppages. In general, we believe that employee relations are satisfactory.
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
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and related amendments, exhibits and other information with the Securities and Exchange Commission, or the SEC. You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at www.txopartners.com, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements accurately. Changes in oil, natural gas and NGL prices have a significant impact on the amount of oil, natural gas and NGL that we can produce economically, the value of our reserves and on our cash flows. Historically, oil, natural gas and NGL prices and markets have been volatile, and those prices and markets are likely to continue to be volatile in the future. For example, during the period from January 1, 2021 through December 31, 2023, prices for crude oil and natural gas reached a high of $123.70 per Bbl and $9.68 per MMBtu, respectively, and a low of $47.62 per Bbl and $1.99 per MMBtu, respectively. Oil prices steadily increased through 2021 due to continued recovery in demand before increasing drastically in the first half of 2022 due to further demand, domestic supply reductions, OPEC control measures and market disruptions resulting from the Russia-Ukraine war and sanctions on Russia. Oil prices moderated over the second half of 2022 and the first half of 2023 before initially increasing in the second half of 2023 as a result of expected supply constraints and hostilities in the Middle East. Since these concerns did not materialize, oil prices declined in the last month of 2023 and first month of 2024. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our financial condition, results of operations and cash available for distribution.
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
Prior to 2021, our historical impairment of proved properties included $311.5 million of proved property impairments from 2014 through 2020. Due to the improvement in commodity pricing environment and industry conditions, we did not record any impairments in 2022 or 2021. However, with the decline of commodity prices late in 2023, increased costs and a change in our policy of recording proved undeveloped reserves, we recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023. The impairment is related to our assets in the Texas Permian Basin that are within our Cross Timbers joint venture. In the future, if commodity prices fall below certain levels, our production, proved reserves and cash flows will be adversely impacted and we may be required to record additional impairments, which could be material. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our Credit Facility, which may be determined at the discretion of our lenders. See “—Any significant reduction in the borrowing base under our Credit Facility as a result of periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.”

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
Our business could be harmed by factors such as the availability, terms and cost of capital, increases in interest rates or a reduction in our credit rating. For example, during 2022 and the first half of 2023, the Federal Reserve raised the target range for the federal funds rate by 525 basis points to a range of 5.25% to 5.50% as of August, 2023. Changes in any one or more of these factors could cause our cost of doing business to increase, limit our access to capital, limit our ability to pursue acquisition opportunities, reduce our cash flows available and place us at a competitive disadvantage. Continuing disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our activities. A significant reduction in the availability of credit could materially and adversely affect our ability to achieve our business strategy and cash flows.

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
We conduct certain of our operations through Cross Timbers, a joint venture owned 50% by us and 50% by the XTO Entities. For the year ended December 31, 2023, our interest in Cross Timbers represented approximately 27% of our revenues excluding the effects of our commodity derivative contracts and approximately 25% of our proved reserves.
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
Extreme weather conditions and other climatic phenomena could adversely affect our ability to conduct drilling activities in the areas where we operate.
The majority of the scientific community has concluded that climate change is expected to result in more frequent and/or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability, and other related phenomena, which could affect some, or all, of our operations. Our development, optimization and exploitation activities and equipment could be adversely affected by extreme weather conditions, such as hurricanes, thunderstorms, tornadoes and snow or ice storms, or other climate-related events such as wild fires, in each case which may cause a loss of production from temporary cessation of activity or lost or damaged facilities and equipment.

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

Climate change is also expected to result in various chronic impacts, such as changes to water levels and to ambient temperature and precipitation patterns. Such changes may also adversely impact our operations, including through the long-term reduction in the availability of water for hydraulic fracturing, changes to operational practices to respond to increased heat levels, or otherwise.
Declining general economic, business or industry conditions and inflation may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial market and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. During the year ended December 31, 2022, the U.S. economy experienced the highest rate of inflation in the past 40 years. Rising inflation has been pervasive since 2022, increasing the cost of salaries, wages, supplies, material, freight, and energy. We expect relatively higher inflation to continue in 2024 resulting in higher costs. Though we incorporated inflationary factors into our 2024 business plan, inflation may outpace those assumptions. We continue to undertake actions and implement plans to strengthen our supply chain to address these pressures and protect the requisite access to commodities and services. Nevertheless, we expect for the foreseeable future to experience supply chain constraints and inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs for the year ended December 31, 2023 compared to the year ended December 31, 2022. We do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. If we are unable to recover higher costs through higher commodity prices, our current revenue stream could be adversely impacted and result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We continue to take actions to mitigate inflationary pressures. We are working closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical suppliers which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient.
In addition, continued hostilities related to the Russian invasion of Ukraine, hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors and other factors, such as another surge in COVID-19 cases or decreased demand from China, combined with volatile commodity prices, and declining business and consumer confidence may contribute to an economic slowdown and a recession. Recent growing concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our business, financial condition and results of operations.
Events outside of our control, including an epidemic or outbreak of an infectious disease, such as COVID-19, or the threat thereof, could have a material adverse effect on our business, liquidity, financial condition, results of operations, cash flows and ability to pay distributions on our common units.
We face risks related to epidemics, outbreaks or other public health events, or the threat thereof, that are outside of our control, and could significantly disrupt our business and operational plans and adversely affect our liquidity, financial condition, results of operations, cash flows and ability to pay distributions on our common units. For example, the COVID-19 pandemic adversely affected the global economy and resulted in unprecedented governmental actions in the United States and countries around the world, including, among other things, social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in activity in the global economy and the demand for oil, and to a lesser extent, natural gas and NGLs. Additionally, the effects of an epidemic, outbreak or other public health event might worsen the likelihood or the impact of other risks already inherent in our business. Potential impacts of an epidemic, outbreak or other public health event and related events include, but are not limited to, the following:
•disruption in the demand for oil, natural gas and other petroleum products;
•intentional project delays until commodity prices stabilize;
•potentially higher borrowing costs in the future;
•a need to preserve liquidity, which could result in reductions, delays or changes in our capital expenditures;
•liabilities resulting from operational delays due to decreased productivity resulting from stay-at-home orders affecting our workforce or facility closures;
•future asset impairments, including impairment of our natural gas properties, oil properties, and other property and equipment; and
•infections and quarantining of our employees and the personnel of vendors, suppliers and other third parties.
New variants of a virus could cause further commodity market volatility and resulting financial market instability, or any other event described above. These are variables beyond our control and may adversely impact our business, financial condition and results of operations.
We opportunistically use derivative instruments to economically hedge exposure to changes in commodity price and, as a result, are exposed to credit risk and market risk.
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
Changes in the fair value of commodity price derivatives are recognized currently in earnings. Realized and unrealized gains and losses on commodity derivatives are recognized in oil, NGL and natural gas revenues. Settlements of derivatives are included in cash flows from operating activities. While our price risk management activities decrease the volatility of cash flows, they may obscure our reported financial condition. As required under GAAP, we record derivative financial instruments at their fair value, representing projected gains and losses to be realized upon settlement of these contracts in subsequent periods when related production occurs. These gains and losses are generally offset by increases and decreases in the market value of our proved reserves, which are not reflected in the financial statements. For example, revenues increased $134.3 million, or 55%, from $246.4 million for the year ended December 31, 2022 to $380.7 million for the year ended December 31, 2023. The increase was primarily attributable to net gains on our hedging activity of $226.4 million, of which $219.5 million were unrealized gains and $6.9 million were related to lower realized losses. Additionally, revenue increased $6.3 million in spite of a decrease in production of 69 MBoe primarily as a result of the acquisition of additional interest in the Permian Basin being offset by natural declines in San Juan Basin. These increases were partially offset by a decrease in the average selling price, excluding the effects of derivatives, on oil of 19%, resulting in a decrease in revenue of $39.2 million, on NGLs of 36%, resulting in a decrease in revenue of $17.3 million and on gas of 21%, resulting in a decrease in revenue of $42.0 million.
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
Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than current estimates. For example, our estimated proved reserves as of December 31, 2023 were calculated under SEC rules using the unweighted arithmetic average first day of the month prices for the prior 12 months of $2.64/MMBtu for natural gas and $78.22/Bbl for oil at December 31, 2023, which, for certain periods during this period, were substantially different from the available spot prices. In addition, the 10% discount factor we use when calculating discounted future net cash flow for reporting requirements in compliance with Accounting Standards Codification 932, “Extractive Activities—Oil and Gas,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.
We depend upon several significant purchasers for the sale of most of our oil, natural gas and NGL production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.
For the year ended December 31, 2023, Chevron USA and CIMA Energy together accounted for more than 42% of our total revenues, excluding the impact of our commodity derivatives. For the year ended December 31, 2022, Chevron USA and Phillips 66 Company together accounted for more than 35% of our total revenues, excluding the impact of our commodity derivatives. No other purchaser accounted for more than 10% of our revenue during such periods. We do not have long-term contracts with our customers; rather, we sell the substantial majority of our production under arm’s length contracts with terms of 12 months or less, including on a month-to-month basis, to a relatively small number of customers. The loss of any one of these purchasers, the inability or failure of our significant purchasers to meet their obligations to us or their insolvency or liquidation could materially adversely affect our financial condition, results of operations and ability to make distributions to our unitholders. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have ready access to suitable markets for our future production. See “Business and Properties—Operations—Marketing and Customers.”
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
We depend on the services of our senior management and technical personnel. Our management team has over 30 years’ experience in the oil and gas industry on average. There can be no assurance that we would be able to replace such members of management with comparable replacements or that such replacements would integrate well with our existing team. Further, the loss of the services of our senior management could have a material adverse effect on our business, financial condition and results of operations. In particular, the loss of the services of one or more members of our management team could disrupt our operations. We do not maintain, nor do we plan to obtain, “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
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
Information regarding performance by, or businesses associated with, TXO Partners and its affiliates is presented for informational purposes only. Past performance by TXO Partners and its affiliates, including our management team, is not a guarantee of future performance. You should not rely on the historical record of TXO Partners and its affiliates or our management team’s prior performance as indicative of our future performance or the returns we will, or are likely to, generate going forward.
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
We are required to record a liability for the discounted present value of our estimated asset retirement obligations to plug and abandon inactive wells and related assets and non-producing oil and gas properties in which we have a working interest. Such asset retirement obligations may include complete structural removal and/or restoration of the land. At December 31, 2023, we had accrued asset retirement obligations of $154.0 million. Although management has used its best efforts to determine future asset retirement obligations, assumptions and estimates can be influenced by many factors beyond management’s control, including, but not limited to, changes in regulatory requirements, which may be more restrictive in the future, changes in costs for abandonment related services and technologies, which could increase or decrease based on supply and demand, and/or extreme weather conditions, such as hurricanes and lightning storms, which may cause structural or other damage to oil and natural gas assets and properties. Accordingly, our estimate of future asset retirement obligations could differ materially from actual costs that may be incurred.
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

In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period, and our systems and insurance coverage for protecting against such cybersecurity risks may be costly and may not be sufficient. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. As cyber-attackers become more sophisticated, we may be required to expend significant additional resources to continue to protect our business or remediate the damage from cyber-attacks. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention, and we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.
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
The oil, natural gas and NGL industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, development, optimization and exploitation of oil and natural gas reserves. Funding sources for our capital expenditures have included proceeds from bank borrowings, cash from our partners and cash flow from operating activities. Our management has collectively invested more than $500 million in us since our inception. We expect that we will not be able to rely on our management or our partners for capital and will need to utilize the public equity or debt markets and bank financings to fund acquisitions and capital expenditures. We expect to fund our 2024 capital expenditures with cash generated by operations; however, our cash flows from operations and access to capital are subject to a number of variables, including:
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

Increasing attention to global climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs or otherwise adversely affect our business. Governmental and other entities in various states, such as California and New York, have filed lawsuits against coal, gas oil and petroleum companies. These suits allege damages for contributions to, or failure to disclose the impact of, climate change, and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions both in the United States and globally. Though we are not currently a party to any such lawsuit, these suits present uncertainty regarding the extent to which companies engaged in oil and gas production face an increased risk of liability stemming from climate change, which risk would also adversely impact the oil and gas industry and impact demand for our services. The ultimate outcome and impact to us of any such litigation cannot be predicted with certainty, and we could incur substantial legal costs associated with defending any potential similar lawsuits in the future. See “Business and Properties—Regulation of GHG Emissions (Climate Change)” for a further description of the laws and regulations that affect us. Separately, plaintiffs have also targeted various governments, arguing that their actions to-date on fossil fuel and/or climate policy violate human or other legal rights; to the extent such litigation is successful, it may result in additional legal restrictions on the production or consumption of fossil fuels, which may adversely impact our business.
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
The EPA has also imposed increasingly stringent performance standards on oil and gas operations. In 2016, the EPA issued regulations under NSPS OOOOa that require operators to reduce methane and volatile organic compound (“VOC”) emissions from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In December 2023, the EPA announced finalized rules establishing more stringent standards of performance for methane emissions from sources that commence construction, modification or reconstruction after the date the proposed rule was published in the Federal Register and emissions guidelines, to inform state plans to establish similar standards for existing sources. The Bureau of Land Management (“BLM”) also issued a proposed rule in November 2022 to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases. State agencies have similarly imposed increasing restrictions on emissions from oil and gas operations. For example, in 2022, the New Mexico Environment Department adopted new regulations establishing emission reduction requirements for storage vessels, compressors, turbines, heaters, engines, dehydrators, pneumatic devices, produced water management units, and other equipment and processes. Compliance with these more stringent standards and other environmental regulations at the federal or state levels could delay or prohibit our ability to obtain permits for operations or require us to install additional pollution control equipment, the costs of which could be significant. See “Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters” for a further description of the laws and regulations that affect us.
Should we fail to comply with all applicable regulatory agency administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.
Under the Energy Policy Act of 2005 (“EPAct 2005”), the Federal Energy Regulatory Commission (the “FERC”) has civil penalty authority under the Natural Gas Act of 1938 (“NGA”) to impose penalties for current violations of $1,544,521 per violation per day. The FERC may also impose administrative and criminal remedies and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. Additional rules and regulations pertaining to those and other matters may be considered or adopted by FERC from time to time. Additionally, the Federal Trade Commission (“FTC”) has regulations intended to prohibit market manipulation in the petroleum industry with authority to fine violators of the regulations civil penalties of up to $1,426,319 per violation per day, and the Commodity Futures Trading Commission (“CFTC”) prohibits market manipulation in the markets regulated by the CFTC, including similar anti manipulation authority with respect to swaps and futures contracts as that granted to the CFTC with respect to oil purchases and sales. The CFTC rules subject violators to a civil penalty of up to the greater of $1,404,520 or triple the monetary gain to the person for each violation. Failure to comply with those regulations in the future could subject us to civil penalty liability, as described in “Business—Regulation of the Oil and Natural Gas Industry.”
Our operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which we may conduct oil, natural gas and NGL exploration and production activities, and reduce demand for the oil, natural gas and NGLs we produce.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that greenhouse gas (“GHG”) emissions constitute a pollutant under the Clean Air Act (the “CAA”), the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the Department of Transportation (the “DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal government has also increased regulation of methane from oil and gas facilities in recent years. For example, in 2016, the EPA issued regulations under NSPS OOOOa that require operators to reduce methane and VOC emissions from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In December 2023, the EPA announced finalized rules proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and natural gas sector. The proposed rule would establishing more stringent standards of performance for sources that commence construction, modification or reconstruction after the date the proposed rule was published in the Federal Register and emissions guidelines to inform state plans to establish similar standards for existing sources. The BLM also issued a proposed rule in November 2022 to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases. If finalized, these increasingly stringent methane and VOC requirements on new facilities, or the application of new requirements to existing facilities, could result in additional restrictions on our operations and increased compliance costs, which could be significant. Additionally, the Inflation Reduction Act, adopted in 2022, imposes several new requirements on oil and gas operators, including a fee for leaks or venting of methane, starting at $900 per ton in 2024 and rising to $1,500 per ton in and after 2026, from certain facilities. The act also appropriates significant federal funding for renewable energy initiatives. In January 2024, EPA issued a proposed rule to implement the emissions charge with a proposed effective date in 2025 for reporting year 2024 emissions. These developments may make it harder for the oil and gas industry to attract capital. Given the long-term trend toward increasing regulation, we expect there will be additional future federal GHG regulations of the oil and gas industry.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, the New Mexico Oil Conservation Commission has adopted regulations to restrict the venting or flaring of methane from both upstream and midstream operations. Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. At COP28, the international community expanded on these ambitions with an agreement to look at transitioning away from fossil fuels, which may result in additional laws or regulations on the production or consumption of the fuels we produce. The impact of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the UNFCCC, various COPs or other international conventions cannot be predicted at this time. However, to the extent these developments result in new restrictions on oil and gas operations, increase operational costs, or otherwise reduce the demand for oil and gas, they could have a material adverse effect on our business.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates elected to public office. President Biden has issued several executive orders focused on addressing climate change, including items that may impact our costs to produce, or demand for, oil and gas. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Additionally, in January 2024, the Biden administration announced a temporary pause on the U.S. Department of Energy’s (“DOE”) review of pending applications for authorization to export LNG to non-Free Trade Agreement countries until the DOE updates its underlying analyses for such decisions using more current data to account for considerations like potential energy cost increases for consumers and manufacturers or the latest assessment of the impact of GHG emissions. The temporary pause is not expected to affect LNG exports that have already been authorized. While this pause may not directly impact our exploration, production, and development activities, it may affect the demand for our products, which could have a material adverse effect on our business and financial position and impact our future business strategy. The Biden Administration is also considering revisions to the leasing and permitting programs for oil and gas development on federal lands.

Litigation risks are also increasing, as a number of entities have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change. Suits have also been brought against such companies under shareholder and consumer protection laws, alleging that companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts. Litigation has also been brought against various governments, urging greater action on climate change; to the extent such suits are successful, it may result in further legal constraints on the production or consumption of the fuels we produce.
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

Additionally, the SEC has proposed new rules relating to the disclosure of a range of climate-change-related physical and transition risks, data and opportunities. The proposed rule contains several new disclosure obligations, including (i) disclosure on an annual basis of a registrant’s scope 1 and scope 2 greenhouse gas emissions, (ii) third-party independent attestation of the same for accelerated and large accelerated filers, (iii) for some registrants, disclosure on an annual basis of a registrant’s scope 3 greenhouse gas emissions for accelerated and large accelerated filers, (iv) disclosure on how the board of directors and management oversee climate-related risks and certain climate-related governance items, (v) disclosure of information related to a registrant’s climate-related targets, goals and/or transitions plans and (vi) disclosure on whether and how climate-related events and transition activities impact line items above a threshold amount on a registrant’s consolidated financial statements, including the impact of the financial estimates and the assumptions used. The SEC originally planned to issue a final rule by October 2022, but according to the SEC’s updated rulemaking agenda, a final rule is now expected to be issued in spring 2024. While we would likely be subject to the longer proposed phase-in for the reporting requirements as an emerging growth company, we are currently assessing this rule and cannot predict the costs of implementation or any potential adverse impacts resulting from the rule should it be adopted as proposed; however, we expect these costs to be substantial. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.
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

The physical climate change impacts, including increased frequency and severity of storms, severe and persistent drought conditions, winter storms, floods and other climatic events, may potentially have a large impact on our operations and financial results, and our customers’ exploration and production operations. The potential impacts of climate change and climate change regulations are highly uncertain at this time, and thus we cannot currently anticipate or predict any material adverse effect of climate change-related matters on our consolidated financial condition, results of operations, or how our cash flows may be effected as a result of climate change and climate change regulations.
Increased attention to ESG matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG initiatives and disclosures, and consumer demand for alternative forms of energy may result in increased costs, including, but not limited to, increased costs related to compliance, stakeholder engagement, contracting and insurance, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on the price of our common units and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our operators. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. Voluntary disclosures regarding ESG matters, as well as any ESG disclosures mandated by law, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. In addition, failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG reduction or neutralization goals or commitments, could result in governmental investigations or enforcement, private litigation and damage our reputation, cause our investors or consumers to lose confidence in our Company, and negatively impact our operations.

Moreover, while we may engage in various initiatives (such as policies, certifications, or disclosures) regarding ESG matters from time to time, such efforts may require us to incur costs and may not have the desired effect. For example, we note that methodologies for monitoring and reporting on various ESG matters, including GHG emissions, continue to evolve. Moreover, many of the statements in certain voluntary disclosures may be on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying and measuring many ESG matters. Such disclosures may also be partially reliant on third-party information that we have not or cannot independently verify. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely to lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor.
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
Certain segments of the investor community have developed negative sentiment towards investing in our industry. Recent equity returns in the sector versus other sectors have led to lower natural gas and oil representation in certain key equity market indices. Some investors, including certain pension funds, private equity funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the natural gas and oil sector based on social and environmental considerations. Certain other stakeholders have pressured commercial and investment banks to stop directly funding or raising capital for hydrocarbon extraction, transportation or refining. If this negative sentiment continues or worsens, it may reduce the availability of capital funding for potential development projects or other strategic or operational purposes, any of which could have a material adverse effect our financial condition, results of operations, cash flows and ability to pay distributions on our common units.
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

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. State and federal regulatory agencies have also recently focused on a possible connection between the operation of injection wells used for natural gas and oil waste disposal and seismic activity. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, production or development activities utilizing hydraulic fracturing or injection wells for waste disposal, which could indirectly impact our business, financial condition and results of operations. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, in the event that new federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we may incur additional costs to comply with such requirements when horizontally completing wells, which may be significant in nature, and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities, which could in turn have a material adverse effect on our business and results of operations.
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
Limitation or restrictions on our ability to obtain or dispose of water may have an adverse effect on our operating results.
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

In addition, treatment and disposal of water is becoming more highly regulated and restricted. Thus, our costs for obtaining and disposing of water could increase significantly. In addition, the use, treatment and disposal of water has become a focus of certain investors and other stakeholders who may seek to engage with us on this and other environmental matters, which may result in activism, negative reputational impacts, increased costs or other adverse effects on our business, results of operations and financial condition. Our operations could be impaired if we are unable to recycle or dispose of the water we produce in an economical and environmentally safe manner.

The effects of climate change may also further exacerbate water scarcity in certain regions, including the areas in which we are active. If distinct weather events or gradual climatic processes were to require us to discontinue or curtail our operations, this could impair ability to economically produce our reserves and would have an adverse effect on our financial condition, results of operations and cash flows.
Risks Inherent in an Investment in Us
Our general partner and its affiliates own a controlling interest in us and will have conflicts of interest with, and owe limited duties to, us, which may permit them to favor their own interests to the detriment of us and our unitholders.
Our general partner has control over all decisions related to our operations. Bob R. Simpson, our Chief Executive Officer and Chairman, Brent W. Clum, our President of Business Operations, Chief Financial Officer and Director, and Keith A. Hutton, our President of Production and Development and Director (collectively, the “Founders”) own a majority interest in the membership interests in the sole member of our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, the executive officers and directors of our general partner also have a duty, in certain cases, to manage our general partner at the direction of MSOG, which is majority-owned and controlled by the Founders. As a result of these relationships, conflicts of interest may arise in the future between the Founders and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of us and our common unitholders. These conflicts include, among others, the following:
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
Our general partner has control over all decisions related to our operations. Since affiliates of our general partner (including the Founders) collectively own and control the voting of an aggregate of approximately 37% of our outstanding common units, the other unitholders will not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. However, our partnership agreement can generally be amended with the consent of our general partner and the approval of the holders of a majority of our outstanding common units (including common units held by the affiliates of our general partner (including the Founders)). Assuming we do not issue any additional common units and the affiliates of our general partner (including the Founders) do not transfer any of their common units, the affiliates of our general partner (including the Founders) will generally have the ability to significantly influence any amendment to our partnership agreement, including our policy to distribute all of our cash available for distribution to our unitholders. Furthermore, the goals and objectives of the affiliates of our general partner (including the Founders) that hold our common units relating to us may not be consistent with those of a majority of the other unitholders. Please read “—Our general partner and its affiliates own a controlling interest in us and will have conflicts of interest with, and owe limited duties to, us, which may permit them to favor their own interests to the detriment of us and our unitholders.”
Even if our unitholders are dissatisfied, they are limited in their ability to remove our general partner without its consent.
The public unitholders will be very limited in their ability to remove our general partner without its consent because the Founders own sufficient units to be able to strongly influence a vote with respect to the removal of our general partner. The vote of the holders of at least 66 2⁄3% of all outstanding units voting together as a single class is required to remove our general partner. The Founders own approximately 26% of our outstanding voting units.
Control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of the Founders, who majority-own and control MSOG, which wholly owns our general partner, from transferring all or a portion of their ownership interests in MSOG (or from causing MSOG to transfer all or a portion of its ownership interest in our general partner) to a third party. The new owner of our general partner would then be in a position to replace the Board and officers of our general partner with their own choices and thereby influence the decisions made by the Board and officers.

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
Affiliates of our general partner (including the Founders) own 11,470,901 common units, or approximately 37% of our limited partner interest. Under our partnership agreement, we have agreed to register for resale under the Securities Act and applicable state securities laws any common units or other partnership interests proposed to be sold by our general partner or any of its affiliates, which includes the Founders. The sale of these units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the then outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercises its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. Affiliates of our general partner own approximately 37% of our common units.
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
As a result of our initial public offering, we became subject to the public reporting requirements of the Exchange Act. These rules and regulations have increased certain of our legal and financial compliance costs and made certain activities more time-consuming and costly. For example, as a result of becoming a publicly traded company, we are required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting.
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
Moreover, upon the sale, exchange or other disposition of a common unit by a non-U.S. unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. The U.S. Department of the Treasury and the IRS have issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our common units. Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Distributions to non-U.S. unitholders may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The U.S. Department of the Treasury and the IRS have provided that these rules generally apply to transfers of our common units occurring on or after January 1, 2023. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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
Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is part of our overall enterprise risk management program, and shares common reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include the following:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•a team of IT and risk management professionals principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents; and

•cybersecurity awareness training of all our employees.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions”.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s design, implementation and enforcement of our cybersecurity risk management program described above.

Our Manager of Information Technology periodically reports to the Audit Committee and leads the Company’s overall cybersecurity function. The Audit Committee receives reports from our IT team on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity incidents.

Our IT team, including our Manager of Information Technology, oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents that impact our systems and information through various means, which include briefings from internal personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in our corporate IT environment.

Our Manager of Information Technology is responsible for assessing and managing our material risks from cybersecurity threats, and has primary responsibility for leading our overall cybersecurity risk management program. Our Manager of Information Technology has over 20 years of experience in the cybersecurity field.
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
Item 4. Mine Safety Disclosures

None.

Part II
Item 5. Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common units are listed and traded on the New York Stock Exchange under the symbol “TXO.” As of March 5, 2024, there were 98 record holders. Our common units began publicly trading on the NYSE on January 27, 2023. Prior to that time, there was no public market for our common units.
Since the closing of our initial public offering on January 31, 2023, we have made distributions for the first three quarters of 2023 as indicated in the table below. Our fourth quarter distribution of $0.58 per unit with respect to cash available for distribution for the three months ended December 31, 2023, was declared on March 05, 2024 and will be paid on March 28, 2024 to unitholders of record on March 15, 2024. Our partnership agreement requires us to distribute all of our available cash within 60 days following the end of each quarter (other than the fourth quarter of each fiscal year), and within 90 days following the end of the fourth quarter of each fiscal year. See the “Cash Distribution Policy” section below for a discussion of our policy regarding distribution payments.

2023	Distribution per Unit	Payment Date
First Quarter	$0.50	May 30, 2023
Second Quarter	$0.48	August 25, 2023
Third Quarter	$0.52	November 27, 2023
Recent Sales of Unregistered Securities
None.
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
Item 6. [ Reserved ]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited financial statements as of and for the years ended December 31, 2023, 2022 and 2021 and related notes thereto, included in Item 8. Financial Statements. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. These forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those disclosed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

We have applied provisions of the SEC’s FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended December 31, 2023 and 2022. For the comparison of the years ended December 31, 2022 and 2021, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Market Outlook
The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2021 through December 31, 2023, prices for crude oil and natural gas reached a high of $123.70 per Bbl and $9.68 per MMBtu, respectively, and a low of $47.62 per Bbl and $1.99 per MMBtu, respectively. Oil prices steadily increased through 2021 due to continued recovery in demand before increasing drastically in the first half of 2022 due to further demand, domestic supply reductions, OPEC control measures and market disruptions resulting from the Russia-Ukraine war and sanctions on Russia. Oil prices moderated over the second half of 2022 and the first half of 2023 before initially increasing in the second half of 2023 as a result of expected supply constraints and hostilities in the Middle East. Since these concerns did not materialize, oil prices declined in the last month of 2023 and first month of 2024 declining to $77.82 per Bbl as of January 30, 2024. Natural gas prices reached a high of $9.68 per MMbtu in August 2022 before declining to $2.08 per MMbtu as of January 30, 2024. These prices have been very volatile and experience large swings, sometimes on a day-to-day or week-to-week basis.
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
Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial market and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. During the year ended December 31, 2022, the U.S. economy experienced the highest rate of inflation in the past 40 years. Rising inflation has been pervasive since 2022, increasing the cost of salaries, wages, supplies, material, freight, and energy. We expect relatively higher inflation to continue in 2024 resulting in higher costs. Though we incorporated inflationary factors into our 2024 business plan, inflation may outpace those assumptions. We continue to undertake actions and implement plans to strengthen our supply chain to address these pressures and protect the requisite access to commodities and services. Nevertheless, we expect for the foreseeable future to experience supply chain constraints and inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs for the year ended December 31, 2023 compared to the year ended December 31, 2022. While prices appear to have stopped increasing as rapidly, we do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent these higher costs do not begin to reverse or start to increase again, we may experience a higher cost environment going forward. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
We are taking actions to mitigate inflationary pressures. We are working closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations. However, these mitigation efforts may not succeed or be insufficient.
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

	For the Year Ended December 31,
	2023	2022	2021
Crude oil sales	48%	65%	31%
Natural gas sales	44%	18%	57%
Natural gas liquid sales	8%	17%	12%
The following table presents that breakdown of our revenues for the periods specified below excluding the unrealized effects of our commodity derivative contracts.

	For the Year Ended December 31,
	2023	2022	2021
Crude oil sales	63%	48%	32%
Natural gas sales	27%	40%	56%
Natural gas liquid sales	10%	12%	12%
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
The following table presents historical production volumes for our properties for the periods specified below:

	For the Year Ended December 31,
	2023	2022	2021
Oil and condensate (MBbls)	2,376	2,206	1,033
Natural gas liquids (MBbls)	1,232	1,334	1,089
Natural gas (MMcf)	28,739	29,557	30,590
Total (MBoe)	8,397	8,466	7,220
Average net sales (MBoe/day)	23	23	20
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
Realized commodity prices
Our results of operations depend on many factors, particularly the price of our commodity production and our ability to market our production effectively. Oil and natural gas prices have historically been volatile. During the period from January 1, 2021 through December 31, 2023, prices for crude oil and natural gas reached a high of $123.70 per Bbl and $9.68 per MMBtu, respectively, and a low of $47.62 per Bbl and $1.99 per MMBtu, respectively. A future decline in commodity prices may adversely affect our business, financial condition or results of operations. Lower commodity prices may not only decrease our revenues, but also the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our Credit Facility, which is redetermined semi-annually. See “—Liquidity and Capital Resources—Revolving credit agreement.”
The NYMEX WTI, for oil prices, and NYMEX Henry Hub, for gas prices, are widely used benchmarks for the pricing of oil and natural gas in the United States. The price we receive for our oil and natural gas production is generally different than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. For example, most of our gas is sold in the San Juan Basin. As such, our revenues are sensitive to the price of the underlying commodity to which they relate. The following is a comparison of average pricing excluding and including the effects of derivatives:

	For the Year Ended December 31,
	2023	2022	2021
Average prices:
Oil (Bbl)
Average NYMEX Price	$77.60	$94.33	$68.11
Average Realized Price (excluding derivatives)	$75.94	$93.69	$67.41
Average Realized Price (including derivatives)	$76.92	$72.93	$67.74
Differential to NYMEX	$(1.66)	$(0.64)	$(0.70)
Natural Gas (Mcf)
Average NYMEX Price	$2.66	$6.55	$3.71
Average Realized Price (excluding derivatives)	$5.20	$6.62	$4.00
Average Realized Price (including derivatives)	$5.87	$1.48	$4.27
Differential to NYMEX	$2.54	$0.07	$0.29
Natural gas liquids (Bbl)
Average Realized Price (excluding derivatives)	$22.53	$35.47	$25.16
Average Realized Price (including derivatives)	$23.70	$31.28	$25.60
High and low NYMEX prices:
Oil (Bbl)
High	$93.68	$123.70	$84.65
Low	$66.74	$71.02	$47.62
Natural gas (MMBtu)
High	$4.17	$9.68	$6.31
Low	$1.99	$3.72	$2.45

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
In the year ended December 31, 2023, all of our hedging activities increased oil revenue $2.3 million, NGL revenue $1.4 million and gas revenue $19.4 million. In the year ended December 31, 2022, all of our hedging activities decreased oil revenue $45.8 million, NGL revenue $5.6 million and gas revenue $151.8 million. In the year ended December 31, 2021, all of our hedging activities increased oil revenue $0.3 million, NGL revenue $0.5 million and gas revenue $8.2 million.
The following tables summarize our open oil, NGL and natural gas hedging positions as of December 31, 2023. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments.

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
January 2024—June 2024	2,000	$63.27

Natural Gas Liquids—Swaps Production Period		Gallons per Day	Weighted Average NGL OPIS Price per Gallon
	Ethane
January 2024—June 2024		63,000	$0.23

Natural Gas—Swaps Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
January 2024—June 2024	30,000	$3.26

Natural Gas—Collars Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
		Floor	Ceiling
January 2024—June 2024	5,000	$3.75	$7.25

Natural Gas Basis Swaps—San Juan Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBTU (a)
January 2024—December 2024	20,000	$0.25
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
Taxes, transportation, and other expenses
Taxes, transportation, and other expenses consist primarily of gathering and processing fees, transportation costs, severance taxes, and ad valorem taxes. Gathering, processing and transportation costs are recognized when control of the natural gas we sell occurs at the tailgate of the processing plant. Severance taxes are paid on produced oil and natural gas based on a percentage of net revenues from production sold at fixed rates established by state or local taxing authorities. In general, the severance taxes we pay correlate to the changes in oil and natural gas revenues. We are also subject to ad valorem taxes in the counties where our production is located. We evaluate taxes, transportation, and other expense on a per Boe basis to monitor costs to ensure that they are at acceptable levels. Taxes, transportation, and other expenses can also be influenced by commodity prices, changes in values of our properties, sales mix and acquisitions.
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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	For the Year Ended December 31,
	2023		2022	2021

	(in thousands)

Net income (loss)	$(103,987)		$(7,668)	$52,475
Interest expense	4,423		8,198	5,870
Interest income	(461)		(143)	(16)
Depreciation, depletion and amortization	44,288		41,364	39,889
Impairment of long-lived assets	223,384		—	—
Accretion of discount in asset retirement obligation	8,644		6,055	4,670
Exploration expense	151		360	124
Unrealized (gain)/loss on derivatives	(106,247)		113,217	(8,977)
Non-cash incentive compensation	3,470		—	2,400
Non-cash gain on forgiveness of debt	—	—	—	(9,152)
Non-recurring (gain)/loss	$209		$23	$(1,935)
Adjusted EBITDAX	$73,874		$161,406	$85,348
Cash Interest expense	(3,677)		(7,506)	(4,520)
Cash Interest income	461		143	16
Exploration expense	(151)		(360)	(124)
Development costs	(35,799)		(23,720)	(8,372)
Cash Available for Distribution	$34,708		$129,963	$72,348

Net cash provided by operating activities	$77,150		$136,380	$73,726
Changes in operating assets and liabilities	(6,643)		17,303	6,994
Development costs	(35,799)		(23,720)	(8,372)
Cash Available for Distribution	$34,708		$129,963	$72,348

Results of Operations

	For the year ended December 31,
	2023	2022	2021
	(in thousands)
Revenues:
Oil and condensate sales	$182,733	$160,864	$69,971
Natural gas liquids sales	29,193	41,731	27,875
Gas sales	168,792	43,802	130,498
Total revenues	380,718	246,397	228,344
Expenses:
Production	144,730	127,661	69,256
Exploration	151	360	124
Taxes, transportation, and other	75,415	94,991	58,040
Depreciation, depletion and amortization	44,288	41,364	39,889
Impairment of long-lived assets	223,384	—	—
Accretion of discount in asset retirement obligation	8,644	6,055	4,670
General and administrative	7,887	1,646	12,175
Total expenses	504,499	272,077	184,154
Operating (loss) income	(123,781)	(25,680)	44,190
Other income (expense):
Other income	23,756	26,067	14,139
Interest income	461	143	16
Interest expense	(4,423)	(8,198)	(5,870)
Total other income	19,794	18,012	8,285
Net (loss) income	$(103,987)	$(7,668)	$52,475

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	For the year ended December 31,
	2023	2022	2021
Sales:
Oil and condensate sales (MBbls)	2,376	2,206	1,033
Natural gas liquids sales (MBbls)	1,232	1,334	1,089
Natural gas sales (MMcf)	28,739	29,557	30,590
Total (MBoe)	8,397	8,466	7,220
Total (MBoe/d)	23	23	20
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$75.94	$93.69	$67.41
Oil and condensate (per Bbl) (1)	$76.92	$72.93	$67.74
Natural gas liquids excluding the effects of derivatives (per Bbl)	$22.53	$35.47	$25.16
Natural gas liquids (per Bbl) (2)	$23.70	$31.28	$25.60
Natural gas excluding the effects of derivatives (per Mcf)	$5.20	$6.62	$4.00
Natural gas (per Mcf) (3)	$5.87	$1.48	$4.27
Expense per Boe:
Production	$17.24	$15.08	$9.59
Taxes, transportation and other	$8.98	$11.22	$8.04
Depreciation, depletion and amortization	$5.27	$4.89	$5.52
General and administrative expenses	$0.94	$0.19	$1.69
__________________________________
(1)Oil and condensate prices include both realized and unrealized losses from derivatives. The unrealized gains were $9.5 million for the year ended December 31, 2023, unrealized losses were $13.0 million for the year ended December 31, 2022 and unrealized gains were $0.3 million for the year ended December 31, 2021. The realized losses were $7.1 million for the year ended December 31, 2023, $32.8 million for the year ended December 31, 2022 and $0.0 million for the year ended December 31, 2021.
(2)Natural gas liquids prices include both realized and unrealized losses from derivatives. The unrealized gains were $1.0 million for the year ended December 31, 2023, unrealized losses were $1.0 million for the year ended December 31, 2022 and unrealized gains were $0.5 million for the year ended December 31, 2021. The realized gains were $0.4 million for the year ended December 31, 2023, realized losses were $4.6 million for the year ended December 31, 2022 and $0.0 million for the year ended December 31, 2021.
(3)Natural gas prices include both realized and unrealized losses from derivatives. The unrealized gains were $95.8 million for the year ended December 31, 2023, unrealized gains losses $99.2 million for the year ended December 31, 2022 and unrealized gains were $8.2 million for the year ended December 31, 2021. The realized losses were $76.4 million for the year ended December 31, 2023 and $52.6 million for the year ended December 31, 2022 and $0.0 million for the year ended December 31, 2021.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenues
Revenues increased $134.3 million, or 55%, from $246.4 million for the year ended December 31, 2022 to $380.7 million for the year ended December 31, 2023. The increase was primarily attributable to net gains on our hedging activity of $226.4 million, of which $219.5 million were unrealized gains and $6.9 million were related to lower realized losses. Additionally, revenue increased $6.3 million in spite of a decrease in production of 69 MBoe primarily as a result of the acquisition of additional interest in the Permian Basin being offset by natural declines in San Juan Basin. These increases were partially offset by a decrease in the average selling price, excluding the effects of derivatives, on oil of 19%, resulting in a decrease in revenue of $39.2 million, on NGLs of 36%, resulting in a decrease in revenue of $17.3 million and on gas of 21%, resulting in a decrease in revenue of $42.0 million.
Production expenses
Production expenses increased $17.1 million, or 13%, from $127.7 million for the year ended December 31, 2022 to $144.7 million for the year ended December 31, 2023. Of this increase, $4.1 million is attributable to the acquisition of additional interest in the Permian Basin. The remainder of the increase is primarily due to increased maintenance and energy costs.
On a per unit basis, production expenses increased from $15.08 per Boe sold for the year ended December 31, 2022 to $17.24 per Boe sold for the year ended December 31, 2023. The increase is primarily related to the increased costs per Boe from the acquisition of additional interest in the Permian Basin due to the acquired properties having a higher percentage of oil production, which is more expensive on a Boe basis than natural gas production. Additionally, increased maintenance and energy costs contributed to the increase per Boe.
Taxes, transportation, and other
Taxes, transportation, and other decreased $19.6 million, or 21%, from $95.0 million for the year ended December 31, 2022 to $75.4 million for the year ended December 31, 2023. The decrease is primarily attributable to the decrease in oil, NGLs and natural gas prices as well as decreased NGLs and natural gas volumes.
On a per unit basis, taxes, transportation, and other decreased from $11.22 per Boe sold for the year ended December 31, 2022 to $8.98 per Boe sold for the year ended December 31, 2023. The decrease is primarily attributable to the decrease in oil, NGLs and natural gas prices.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased $2.9 million, or 7%, from $41.4 million for the year ended December 31, 2022 to $44.3 million for the year ended December 31, 2023. The increase is primarily attributable to the increased production associated with the acquisition of additional interest in the Permian Basin in the third quarter of 2022 of $3.0 million.
On a per unit basis, depreciation, depletion, and amortization increased from $4.89 per Boe sold for the year ended December 31, 2022 to $5.27 per Boe sold for the year ended December 31, 2023. The increase is primarily related to changes in production mix.
Impairment of long-lived assets
We recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023. The impairment is related to our assets in the Texas Permian Basin, that is within our Cross Timbers joint venture, primarily due to a lower net commodity price environment and higher costs as well as a change in our development plans to reduce the duration of the proved undeveloped reserves from five years to two years. We did not recognize an impairment of long-lived assets during the year ended December 31, 2022.
General and administrative
General and administrative (“G&A”) expenses increased $6.2 million, or 379%, from $1.6 million for the year ended December 31, 2022 to $7.9 million for the year ended December 31, 2023. The increase is primarily attributable to higher personnel costs of $4.2 million due in part to amortization of unit awards and additional expenses related to the initial public offering in January 2023.
On a per unit basis, G&A expense increased from $0.19 per Boe sold for the year ended December 31, 2022 to $0.94 per Boe sold for the year ended December 31, 2023. The increase is primarily related to increased costs and decreased production.
Other income
Other income decreased $2.3 million, or 9%, from $26.1 million for the year ended December 31, 2022 to $23.8 million for the year ended December 31, 2023. The decrease is primarily attributable to lower CO2 and plant income of $1.4 million related to plant downtime as well as a $0.8 million decline in our gas marketing income. The plant came back online in late December 2023. The CO2 and plant income is ancillary to the operations of the Vacuum properties.

Interest expense
Interest expense decreased $3.8 million, or 46%, from $8.2 million for the year ended December 31, 2022 to $4.4 million for the year ended December 31, 2023. The decrease is primarily attributable to the decreased borrowings due in part to the January 2023 initial public offering partially offset by a higher interest rate and increased commitment fees.

Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $21.0 million at December 31, 2023 and $113.0 million at December 31, 2022, and the remaining availability under our Credit Facility was $144.0 million at December 31, 2023 and $52.0 million at December 31, 2022. Additionally, we had positive net working capital (including cash and excluding the effects of derivative instruments) of $14.1 million at December 31, 2023 and $20.7 million at December 31, 2022.
Our net credit facility debt as of December 31, 2023 was $16.5 million (less cash of $4.5 million) and was incurred to cover our acquisition and capital expenditures for other property of $10.3 million as well as the change in the capital accrual during the year ended December 31, 2023 of $6.0 million. We expect to repay the debt incurred by us to complete such acquisition and capital expenditures in order to meet our long-term goal of remaining substantially debt free.
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
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. Our fourth quarter distribution of $0.58 per unit with respect to cash available for distribution for the three months ended December 31, 2023, was declared on March 05, 2024 and will be paid on March 28, 2024 to unitholders of record on March 15, 2024.
In addition, our partnership agreement permits us to borrow funds to make distributions to our unitholders. We may, but are under no obligation to, borrow to make distributions to our unitholders, for example, in circumstances where we believe that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain our level of distributions. For example, we intend to opportunistically hedge a portion of our production. We generally will be required to settle our commodity hedge derivatives within twenty-five days of the end of the month. As is typical in the oil and gas industry, we do not generally receive the proceeds from the sale of our hedged production until 20 to 60 days following the end of the month. As a result, when commodity prices increase above the fixed price in the derivative contracts, we will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before we receive the proceeds from the sale of the hedged production. If this occurs, we may borrow to fund our distributions.
Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions were $46.2 million for the year ended December 31, 2023 and $86.7 million for the year ended December 31, 2022.
We plan to continue our practice of opportunistically entering into hedging arrangements to reduce the impact of commodity price volatility on our cash flow from operations. Effective with our June 2023 amendment to the Credit

Facility our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility as amended by the Second Amendment, we were in compliance with all of our debt covenants as of December 31, 2023. From September 30, 2022 through the spring redetermination, we received waivers to reduce the hedging requirement from 30 months to 15 months and from 50% to 45% of the reasonably anticipated projected production. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement” for more information. Our policy is to consider hedging a portion of our production at commodity prices management deems attractive.
We incurred costs of approximately $29.8 million for drilling, completion and recompletion activities and facilities costs in 2023 and we have budgeted approximately $20 - $28 million for such costs in 2024. We expect to fund these capital expenditures from cash flow from operations.
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
Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our distributions, meet our debt obligations and fund our 2024 capital development programs from cash flow from operations.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$77,150	$136,380	$73,726
Net cash used in investing activities	(46,220)	(86,670)	(227,801)
Net cash (used by) provided by financing activities	(35,629)	(48,053)	139,689
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net cash provided by operating activities
Net cash provided by operating activities decreased $59.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of lower oil and natural gas prices in 2023 compared to 2022, increased costs and decreased production.

Net cash used by investing activities
Net cash used by investing activities decreased $40.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to a decrease in proved property and other property acquisitions of $52.9 million partially offset by an increase in development costs of $12.1 million and a decrease in proceeds from sale of property of $0.3 million.
Net cash (used by) provided by financing activities

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Proceeds from long-term debt	$86,000	$1,461,000	$1,437,000
Payments on long-term debt	(178,000)	(1,493,000)	(1,427,000)
Proceeds from initial public offering	106,950	—	—
Proceeds from partners’ investment	—	—	132,660
Debt issuance costs	(144)	(161)	(2,832)
Capitalized offering costs	(673)	(3,738)	(139)
Proceeds from exercise of Series 3 warrants	—	1,029	—
Distributions	(49,762)	(13,183)	—
Net cash (used by) provided by financing activities	$(35,629)	$(48,053)	$139,689
Net cash used in financing activities decreased $12.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to proceeds from the initial public offering of $107.0 million partially offset by an increase in net repayments under our credit facility of $60.0 million and increased distributions to unitholders of $36.6 million.

Revolving credit agreement
On November 1, 2021, we entered into a new four-year, $165 million senior secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain commercial banks as lenders. Our Credit Facility permits us to use proceeds for general partnership purposes including distributions to our unitholders. Our obligations under the Credit Facility are secured by substantially all of our assets, including (i) our interest in Cross Timbers, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by the joint venture and (iv) any oil and gas properties owned directly by us and our wholly-owned subsidiaries. The facility has a maturity date of November 1, 2025. In connection with entering into the Credit Facility, as of December 31, 2023, we incurred financing fees and expenses of approximately $3.0 million before accumulated amortization of $1.5 million. These costs are being amortized over the life of the Credit Facility. Such amortized expenses are recorded as interest expense on the statements of operations. As of December 31, 2023, we had $21 million in borrowings outstanding under our Credit Facility and $144 million in availability.
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
At our election, interest on borrowings under the Credit Facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at SOFR. We are required to pay a commitment fee to the lenders under the Credit Facility, which accrues at a rate per annum of 0.5% on the average daily unused amount of the aggregate commitments under the Credit Facility minus the aggregate outstanding principal amount of all advances at such time. The weighted average interest rate on Credit Facility borrowings was 8.4% in 2023. The effective borrowing rate under our Credit Facility was 8.6% as of December 31, 2023.
We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the credit facility but shall exclude the fair value of derivative instruments and any advances under the facility and (ii) a ratio of total indebtedness-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Effective with the Second Amendment entered in June 2023 (the “Second Amendment”), our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility as amended by the Second Amendment, we were in compliance with all of our debt covenants as of December 31, 2023. From September 30, 2022 through the date of the spring redetermination in June 2023, we received waivers to reduce the hedging requirement from 30 months to 15 months and from 50% to 45% of the reasonably projected production. As a result, we were in compliance with all of our debt covenants as of December 31, 2022. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
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

Derivative contracts
We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of December 31, 2023, the current liability related to such contracts was $4.0 million and the non-current liability was $0.0 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas.
For further information on derivative contracts, see Note 9 in the financial statements included in Item 8. Financial Statements and Supplementary Data.
Asset Retirement Obligation
At December 31, 2023, we had asset retirement obligations of $154.0 million inclusive of a current portion of $1.8 million. For further information on asset retirement obligations, see Note 7 in the financial statements included in Item 8. Financial Statements and Supplementary Data.
Factors Affecting the Comparability of Our Financial Condition and Results of Operations
Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, primarily for the following reasons:
Property acquisitions
We have completed three significant acquisitions in the past two years that affect the comparability of results of operations between 2021, 2022 and 2023 to some extent. We intend to continue to grow our operations through prudent acquisitions. Additionally, it is possible that we will effect divestitures of certain of our assets. We may enter into acquisitions and/or divestitures in the ordinary course of business that may affect our future operations, including our revenues and operating expenses. The following is a summary of our significant acquisition activity that occurred from the beginning of 2021 to the date of this Annual Report on Form 10-K:
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
The oil and natural gas industry is cyclical and commodity prices are highly volatile. During the period from January 1, 2021 through December 31, 2023, prices for crude oil and natural gas reached a high of $123.70 per Bbl and $9.68 per MMBtu, respectively, and a low of $47.62 per Bbl and $1.99 per MMBtu, respectively. Oil prices steadily increased through 2021 due to continued recovery in demand before increasing drastically in the first half of 2022 due to further demand, domestic supply reductions, OPEC control measures and market disruptions resulting from the Russia-Ukraine war and sanctions on Russia. Since the Russia-Ukraine conflict first commenced, WTI crude oil prices have been volatile, reaching a high of $123.70 per Bbl in March 2022 before declining to $77.82 per Bbl as of January 30, 2024. Natural gas prices reached a high of $9.68 per MMbtu in August 2022 before declining to $2.08 per MMbtu as of January 30, 2024.
Other factors impacting supply and demand include weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials, export capacity, strength of the U.S. dollar as well as other factors, the majority of which are outside of our control. As a result of these external factors, we expect global commodity price volatility will continue throughout 2024. Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production. Please see “Risk Factors—Risks Related to the Natural Gas, NGL and Oil Industry and Our Business—Commodity prices are volatile—A sustained decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.”
Public company expenses
We incurred in 2023 and expect to incur in 2024 incremental costs related to our transition to a publicly traded partnership, including the costs associated with the initial implementation of our internal controls implementation and testing. We also incurred additional significant and recurring expenses as a publicly traded partnership, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. The direct, incremental general and administrative costs are not included in our historical financial statements prior to going public in January 2023.
Derivatives

To reduce the impact of fluctuations in oil, NGL and natural gas prices on our revenues, we periodically enter into commodity derivative contracts with respect to certain of our oil, NGL and natural gas production through various transactions that limit the risks of fluctuations of future prices. We plan to continue our practice of opportunistically entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations.
Impairment
We evaluate our producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, we compare the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future cash flows of such properties. We record any impairments to accumulated depreciation, depletion and amortization on the balance sheets. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation such as a change in our future capital plans, we may incur proved property impairments in future periods. We recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023. We did not recognize an impairment of long-lived assets during the years ended December 31, 2022 and 2021.
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
If conditions indicate that proved properties may be impaired, the carrying value of property is compared to management’s future estimated pre-tax undiscounted cash flow from properties generally aggregated on a field-level basis. If impairment is necessary, the asset carrying value is written down to fair value, typically a discounted present value of estimated future cash flows. We record any impairments to accumulated depreciation, depletion and amortization on the balance sheets. Cash flow pricing estimates are based on estimated reserves and production information and pricing assumptions that management believes are reasonable.
The impairment assessment process is primarily dependent upon the estimate of proved reserves. Any overstatement of estimated proved reserve quantities would result in an overstatement of estimated future net cash flows, which could result in an understated assessment of impairment. The subjectivity and risks associated with estimating proved reserves are discussed under “Oil and Natural Gas Reserves” below. Prediction of product prices is subjective since prices are largely dependent upon supply and demand resulting from global and national conditions generally beyond our control. However, management’s assessment of product prices for purposes of impairment is consistent with that used in its business plans and investment decisions. While there is judgment involved in management’s estimate of future product prices, the potential impact on impairment has not been significant recently since product prices have been substantially higher than our net acquisition and development costs per Boe. Prior to 2021, our historical impairment of proved properties included $311.5 million of proved property impairments from 2014 through 2020. We recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023. The impairment is related to our assets in the Texas Permian Basin, that is within our Cross Timbers joint venture, primarily due to a lower net commodity price environment, increased costs as well as a change in our development plans to reduce the duration of the proved undeveloped reserves from five years to two years. We did not recognize an impairment of long-lived assets during the years ended December 31, 2022 and 2021. We believe that a sensitivity analysis regarding the effect of changes in assumptions on estimated impairment is impracticable to provide because of the number of assumptions and variables involved which have interdependent effects on the potential outcome.
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
DD&A of producing properties is computed on the unit-of-production method based on estimated proved oil and natural gas reserves. While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized. Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition. During 2023, net downward revisions to proved reserves on a Boe basis occurred, which will result in an increase in DD&A expense of 26% in 2024.
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
As of December 31, 2023, the fair market value of our oil, NGL and natural gas derivative contracts was a net asset of $2.0 million. Based upon our open commodity derivative positions at December 31, 2023, a hypothetical 10% change in the NYMEX WTI and Henry Hub prices, OPIS prices and basis prices would change our net oil, NGL and natural gas derivative liability by approximately $4.2 million.

(in thousands)	Fair Value at December 31, 2023	Hypothetical Price Increase or Decrease of 10%
Derivative asset (liability) – Crude Oil	$(3,163)	$2,619
Derivative asset (liability) – Natural Gas Liquids	$477	$220
Derivative asset (liability) – Natural Gas	$4,693	$1,398
	$2,007	$4,237
The hypothetical change in fair value could be a gain or loss depending on whether prices increase or decrease.

Counterparty and customer credit risk
Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds in major financial institutions. We often have balances in excess of the federally insured limits.
We sell oil, NGL and natural gas production to various types of customers. Credit is extended based on an evaluation of the customer’s financial condition and historical payment record. The future availability of a ready market for our production depends on numerous factors outside of our control, none of which can be predicted with certainty. Sales to two purchasers for the year ended December 31, 2023, two purchasers for the year ended December 31, 2022, and three purchasers for the year ended December 31, 2021, were greater than 10% of total revenues. See “Business—Operations—Marketing and Customers.” We do not believe the loss of any single purchaser would materially impact our operating results because oil, NGLs and natural gas are fungible products with well-established markets and numerous purchasers.
At December 31, 2023, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.
Interest rate risk
At December 31, 2023, we had $21.0 million of variable rate debt outstanding. Based on this and the expected borrowing levels in 2024, a change in interest rates would be de minimus. See “—Liquidity and Capital Resources—Revolving credit agreement.”

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Unitholders and Board of Directors
TXO Partners, L.P. and TXO Partners GP, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TXO Partners, L.P. and subsidiaries (formerly known as MorningStar Partners L.P. as discussed further in Note 1) (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Dallas, Texas
Auditor Firm ID 185
March 5, 2024

TXO PARTNERS, L.P. Consolidated Balance Sheets
(in thousands)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$4,505	$9,204
Accounts receivable, net	32,226	52,304
Derivative fair value	6,052	1,242
Other	12,406	11,277
Total Current Assets	55,189	74,027
Property and Equipment, at cost—successful efforts method:
Proved properties	1,540,105	1,481,233
Unproved properties	18,479	18,406
Other	83,854	82,210
Total Property and Equipment	1,642,438	1,581,849
Accumulated depreciation, depletion and amortization	(1,013,115)	(745,444)
Net Property and Equipment	629,323	836,405
Other Assets:
Note receivable from related party	7,131	7,131
Derivative fair value	—	290
Other	3,970	6,779
Total Other Assets	11,101	14,200
TOTAL ASSETS	$695,613	$924,632
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$8,598	$14,686
Accrued liabilities	23,362	34,128
Derivative fair value	4,045	95,371
Asset retirement obligation, current portion	1,750	2,500
Other current liabilities	1,361	779
Total Current Liabilities	39,116	147,464
Long-term Debt	28,100	120,100
Other Liabilities:
Asset retirement obligation	152,222	123,958
Derivative fair value	—	10,401
Other liabilities	2,377	1,172
Total Other Liabilities	154,599	135,531
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	473,798	521,537
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$695,613	$924,632
See accompanying notes to consolidated financial statements.

TXO PARTNERS, L.P. Consolidated Statements of Operations
(in thousands)

	Years ended December 31,
	2023	2022	2021
REVENUES
Oil and condensate	$182,733	$160,864	$69,971
Natural gas liquids	29,193	41,731	27,875
Gas	168,792	43,802	130,498
Total Revenues	380,718	246,397	228,344
EXPENSES
Production	144,730	127,661	69,256
Exploration	151	360	124
Taxes, transportation and other	75,415	94,991	58,040
Depreciation, depletion, and amortization	44,288	41,364	39,889
Impairment	223,384	—	—
Accretion of discount in asset retirement obligation	8,644	6,055	4,670
General and administrative	7,887	1,646	12,175
Total Expenses	504,499	272,077	184,154
OPERATING (LOSS) INCOME	(123,781)	(25,680)	44,190
OTHER INCOME (EXPENSE)
Other income	23,756	26,067	14,139
Interest income	461	143	16
Interest expense	(4,423)	(8,198)	(5,870)
Other Income (Expense)	19,794	18,012	8,285
NET (LOSS) INCOME	$(103,987)	$(7,668)	$52,475

NET (LOSS) INCOME PER COMMON UNIT
Basic	$(3.44)	$(0.31)	$2.10
Diluted	$(3.44)	$(0.31)	$2.10

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	30,265	25,000	25,000
Diluted	30,265	25,000	25,000
See accompanying notes to consolidated financial statements.

TXO PARTNERS, L.P. Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(103,987)	$(7,668)	$52,475
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of assets acquired and liabilities assumed:
Depreciation, depletion, and amortization	44,288	41,364	39,889
Impairment of long-lived assets	223,384	—	—
Accretion of discount in asset retirement obligation	8,644	6,055	4,670
Derivative fair value (gain) loss	(23,179)	203,214	(8,977)
Net cash received from (paid to) counterparties	(83,068)	(89,997)	—
Non-cash gain on forgiveness of debt	—	—	(9,152)
Non-cash incentive compensation	3,470	—	2,400
Other non-cash items	955	715	(585)
Changes in operating assets and liabilities(a)	6,643	(17,303)	(6,994)
Cash Provided by Operating Activities	77,150	136,380	73,726
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	320	—
Proved property acquisitions	(8,700)	(50,264)	(185,931)
Development costs	(35,799)	(23,720)	(8,372)
Unproved property acquisitions	(72)	(50)	(67)
Other property additions	(1,649)	(12,956)	(33,431)
Cash Used in Investing Activities	(46,220)	(86,670)	(227,801)
FINANCING ACTIVITIES
Proceeds from long-term debt	86,000	1,461,000	1,437,000
Payments on long-term debt	(178,000)	(1,493,000)	(1,427,000)
Exercise of Series 3 Warrants	—	1,029	—
Net proceeds from initial public offering	106,277	—	—
Proceeds from permanent equity investment	—	—	132,660
Debt issuance costs	(144)	(161)	(2,832)
Capitalized offering costs	—	(3,738)	—
Distributions	(49,762)	(13,183)	(139)
Cash (Used by) Provided by Financing Activities	(35,629)	(48,053)	139,689
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,699)	1,657	(14,386)
Cash and Cash Equivalents, beginning of period	9,204	7,547	21,933
Cash and Cash Equivalents, end of period	$4,505	$9,204	$7,547
(a) Changes in Operating Assets and Liabilities
Accounts receivable	$19,683	$(22,753)	$(14,811)
Other assets	(546)	(5,704)	(1,571)
Aid-in-construction asset	—	238	—
Current liabilities	(10,877)	12,401	10,028
Other operating liabilities	(1,617)	(1,485)	(640)
	$6,643	$(17,303)	$(6,994)
See accompanying notes to consolidated financial statements.

TXO PARTNERS, L.P. Consolidated Statements of Partners’ Capital
(in thousands)

	Series 3 Preferred	Series 4 Preferred	Series 5 Preferred	Common	Total
Balances, December 31, 2020	$34,295	$—	$—	$268,973	$303,268
Net income	—	—	—	52,475	52,475
Increase in partners’ equity from in-kind distributions	—	—	—	8,248	8,248
In-kind distributions	—	—	—	(8,248)	(8,248)
Expensing of unit awards	—	—	—	2,400	2,400
Contributions of cash	—	—	132,660	—	132,660
Distributions	—	—	—	(139)	(139)
Accretion of original issue discount on temporary equity	$—	$(2,668)	$—	$—	$(2,668)
Conversion of temporary equity to permanent equity	—	53,363	—	—	53,363
Gain (loss) from the exchange of Series 4 preferred units	—	22,719	—	(22,719)	—
Exchange of Series 4 preferred units to Series 5 preferred units	—	(73,414)	73,414	—	—
Balances, December 31, 2021	34,295	—	206,074	300,990	541,359
Net loss	—	—	—	(7,668)	(7,668)
Increase in partners’ equity from in-kind distributions	—	—	—	1,715	1,715
In-kind distributions	—	—	—	(1,715)	(1,715)
Distributions	—	—	—	(13,183)	(13,183)
Conversion of Series 3 equity to Common equity	(34,295)		—	34,295	—
Exercise of Series 3 Warrants	—		—	1,029	1,029
Balances, December 31, 2022	$—	$—	$206,074	$315,463	$521,537
Net loss	—	—	—	(103,987)	(103,987)
Net proceeds from initial public offering	—	—	—	102,540	102,540
Expensing of unit awards	—	—	—	3,470	3,470
Distributions to unitholders	—	—	—	(49,762)	(49,762)
Conversion of Series 5 preferred to Common equity			(206,074)	206,074	—
Balances, December 31, 2023	$—	$—	$—	$473,798	$473,798
See accompanying notes to consolidated financial statements.

TXO PARTNERS, L.P.
Notes to Consolidated Financial Statements
1.Organization and Summary of Significant Accounting Policies
TXO Partners, L.P. (TXO Partners or the Partnership) is the new name of MorningStar Partners, L.P. as of May 8, 2023. The Partnership is an independent oil and gas company that was formed as a Delaware limited partnership in January 2012 (with an effective inception of operations at January 18, 2012). The operations of TXO Partners are governed by the provisions of the partnership agreement, as amended, executed by the general partner, TXO GP, LLC (the General Partner) and the limited partners. The General Partner is the manager and operator of TXO Partners. The General Partner is managed by the board of directors and executive officers of our General Partner. The board of directors is made up of three officers and four independent directors each of whom was appointed by MorningStar Oil & Gas, LLC (“MSOG”), as the sole member of our General Partner. Pursuant to applicable provisions of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”) and the limited partnership agreement, the partners have no liability for the debts, obligations and liabilities of TXO Partners, except as expressly required in the limited partnership agreement or the Delaware Act. TXO Partners will remain in existence unless and until dissolved in accordance with the terms of the partnership agreement.
TXO Partners’ assets include its investment in an unincorporated joint venture. TXO Partners owns 50% of the joint venture, and TXO Partners is the manager of the joint venture. The joint venture is governed by a Member Management Committee (MMC) and is comprised of six representatives, three from each group, with each group having one voting member. All matters that come before the MMC require the unanimous consent of the voting members. On the last day of each calendar quarter, the joint venture distributes all excess cash to the members based on their ownership percentage of 50% each, except for earnings from the note receivable which is owned 5% by TXO Partners. The joint venture’s properties are located primarily in the San Juan Basin of New Mexico and Colorado and the Permian Basin of West Texas and New Mexico.
TXO Partners also has a wholly-owned subsidiary, MorningStar Operating, LLC which owns oil and gas assets primarily in the San Juan Basin of New Mexico and Colorado and the Permian Basin of West Texas and New Mexico.
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
The accompanying consolidated financial statements include the financial statements of TXO Partners, its wholly-owned subsidiaries and our undivided interests in the joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

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
•All limited partner holders party to our amended and restated agreement of limited partnership contributed all of the outstanding equity interests in us to a new parent company, MorningStar Partners II, L.P., a Delaware limited partnership (“MSP II”) in exchange for equity interests in MSP II; and
•We amended our governing documents to, among other things, (i) change our name from “MorningStar Partners, L.P.” to “TXO Partners, L.P.” and (ii) reflect TXO GP, LLC, a Delaware limited liability company, as our new non-economic general partner.

As a result of these transactions, the capital structure has been reflected as if the new number of units had been in place for all periods presented.
Basis of Presentation
The accounts of TXO Partners are presented in the accompanying financial statements. These financial statements have been prepared in accordance with U.S. GAAP.
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
Property and Equipment
We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. We generally pursue acquisition and development of proved reserves as opposed to exploration activities. All of the proved property costs reflected in the accompanying balance sheet are from TXO Partners, our wholly-owned subsidiary, MorningStar Operating, LLC, and our 50% share of the joint venture’s proved properties as of December 31, 2023 and 2022. Proved properties balances include costs of $3.0 million at December 31, 2023 and $17.1 million at December 31, 2022 related to wells in process of drilling. Successful drill well costs are transferred to proved properties generally within one month of the well completion date.
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

If conditions indicate that proved properties may be impaired, the carrying value of property is compared to management’s future estimated pre-tax undiscounted cash flow from properties generally aggregated on a field-level basis. If impairment is necessary, the asset carrying value is written down to fair value, typically a discounted present value of estimated future cash flows. Cash flow pricing estimates are based on estimated reserves and production information and pricing assumptions that management believes are reasonable. During the year end ended December 31, 2023, we recognized an impairment of long-lived assets of $223.4 million for our assets in the Texas Permian Basin, that is within our Cross Timbers joint venture, primarily due to a lower net commodity price environment and increased costs as well as a change in our development plans to reduce the duration of the proved undeveloped reserves from five years to two years. During the years ended December 31, 2022 and 2021, we did not recognize an impairment of long-lived assets. We recorded the impairment to accumulated depreciation, depletion and amortization on the balance sheets.
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
Income Taxes
TXO Partners is a limited partnership treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, with income tax liabilities and/or benefits of the Partnership passed through to the partners. As such, with the exception of the state of Texas, we are not a taxable entity, we do not directly pay federal and state income tax and recognition has not been given to federal and state income taxes for our operations, except as described below.
Limited partnerships are subject to state income taxes in Texas. Due to immateriality, income taxes related to the Texas margin tax have been included in general and administrative expenses on the statement of operations and no deferred tax amounts were calculated.
Derivatives
We opportunistically use derivatives to hedge against changes in cash flows related to product price, as opposed to their use for trading purposes. We record all derivatives on the balance sheet at fair value. We generally determine the fair value of futures contracts and swap contracts based on the difference between the derivative’s fixed contract price and the underlying market price at the determination date. See Note 9.
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
Segments
We evaluated how TXO Partners is organized and managed and have identified only one operating segment, which is the exploration and production of oil, natural gas and natural gas liquids. All of our assets are located in the United States, and all revenues are attributable to United States customers.
Significant Purchasers
Our production is sold to various purchasers, based on their credit rating and the location of our production. Sales to two purchasers for the year ended December 31, 2023, two purchasers for the year ended December 31, 2022, and three purchasers for the year ended December 31, 2021, as shown in the table below, were greater than 10% of total revenues.

We believe that alternative purchasers are available, if necessary, to purchase production at prices substantially similar to those received from these significant purchasers.

Customer	2023	2022	2021
Customer A	31%	24%	—%
Customer B	11%	—%	—%
Customer C	—%	11%	19%
Customer D	—%	—%	12%
Customer E	—%	—%	11%
Earnings per Common Unit
We report basic earnings per unit, which excludes the effect of potentially dilutive securities, and diluted earnings per common unit, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. See Note 11.
Accounting Standards Update

On November 27, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the disclosure impact of ASU 2023-07; however, the standard will not have an impact on our financial position, results of operations or cash flows.
2.Acquisitions
During 2023, we completed multiple acquisitions of producing properties primarily in the Permian Basin of New Mexico for approximately $8.7 million. Our purchase price allocation included $10.3 million to proved properties, $1.4 million to asset retirement obligation and a $0.2 million reduction to other current assets. The acquisitions were funded by borrowings from our credit facility.
In August 2022, we completed the acquisition of additional interest in our producing properties and gas processing plant in the Permian Basin of New Mexico from Vendera Resources for approximately $52.8 million. Our purchase price allocation included $50.0 million to proved properties, $9.8 million to other properties, $3.7 million as a reduction to other current assets, $0.2 million to other current liabilities and $3.1 million to asset retirement obligation. The acquisition was funded by borrowings from our credit facility.
In February 2022, we completed the acquisition of producing properties in the Permian Basin of Texas from Kaiser Francis for approximately $3.8 million. Our purchase price allocation included $4.0 million to proved properties and $0.2 million to asset retirement obligation. The acquisition was funded by cash on hand.
During 2022, we completed multiple acquisitions of producing properties in the Permian Basin of Texas and New Mexico for $0.6 million. We allocated $0.6 million to proved property.
In December 2021, we completed the acquisition of producing properties in the Permian Basin of Texas from Chevron for approximately $43.7 million. Our purchase price allocation included $47.3 million to proved properties, $0.2 million to current liabilities and $3.4 million to asset retirement obligation. The acquisition was funded by cash on hand and borrowings from our credit facility.
In November 2021, we completed the acquisition of producing properties and a gas processing plant in the Permian Basin of New Mexico and CO2 assets in Colorado from Chevron for approximately $179.3 million. Our purchase price allocation included $150.9 million to proved properties, $34.4 million to other properties, $3.6 million to other current assets, $2.2 million to other current liabilities and $7.4 million to asset retirement obligation. The acquisition was funded by cash on hand from the October 2021 capital raise (see Note 10) and borrowings from our credit facility. In the 2021 statement of operations, we recorded $15.0 million of revenues and income of $2.8 million from this acquisition.

Pro forma financial information (Unaudited)
The following pro forma financial information represents the results for the Partnership and the properties acquired in November 2021 in the Permian Basin of New Mexico and CO2 assets in Colorado from Chevron as if the acquisition and the required financing had occurred on January 1, 2021.
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
3.Related Party Transactions
We earned management fees from the joint venture of $6.2 million for the year ended December 31, 2023, $5.9 million for the year ended December 31, 2022, and $6.1 million for the year ended December 31, 2021. As of December 31, 2023, we had a note receivable from related party outstanding with a highly-rated, offshore subsidiary of our joint venture partner (Note 5). On September 30, 2016, TXO Partners entered in a loan agreement with the joint venture (Note 4).
We earned management fees from Southland of less than $0.1 million for the year ended December 31, 2023, less than $0.1 million for the year ended December 31, 2022, and $5.0 million for the year ended December 31, 2021.
Since the purpose of the management fees is to share costs between the various entities, the management fees from the joint venture and Southland are included as a reduction of general and administrative expenses in our statements of operations.
We occupy a building owned by MorningStar Capital LLC, a limited liability company owned by our Chief Executive Officer and the Chairman of the Board. In lieu of paying rent, we paid property taxes and paid for repairs and maintenance on behalf of MorningStar Capital LLC of $0.8 million in 2023, $0.9 million in 2022 and $0.9 million in 2021.
4.Debt

(in thousands)	December 31, 2023	December 31, 2022
November 2021 Credit Facility, at 8.6% at December 31, 2023 and 7.8% at December 31, 2022	$21,000	$113,000
September 2016 Loan, 8.7% at December 31, 2023 and 7.4% at December 31, 2022	$7,100	$7,100
Total Long-term Debt	$28,100	$120,100
November 2021 Credit Facility
On November 1, 2021, we entered into a new four-year, $165 million senior secured credit facility with certain commercial banks, with JPMorgan Chase Bank, N.A. as administrative agent. The facility has a maturity date of November 1, 2025. We use the facility for general corporate purposes. On June 28, 2023, we entered into an amendment to the Credit Facility (the “Second Amendment”) to make certain changes as described below. On October 25, 2023, the borrowing base was reaffirmed. In connection with entering into the credit facility, we incurred financing fees and expenses of approximately $3.0 million as of December 31, 2023 and $2.8 million as of December 31, 2022 before accumulated amortization of $1.5 million as of December 31, 2023 and $0.8 million as of December 31, 2022. These costs are being amortized over the life of the credit facility. Such amortized expenses are recorded as interest expense on the statements of operations.

Redetermination of the borrowing base under the credit facility, is based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in March and September, as well as upon requested interim redeterminations, by the lenders at their sole discretion. We also have the right to request additional borrowing base redeterminations each year at our discretion. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in the joint venture, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by the joint venture and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the credit facility but shall exclude the fair value of derivative instruments and any advances under the facility and (ii) a ratio of total indebtedness-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Effective with the Second Amendment, our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility as amended by the Second Amendment, we were in compliance with all of our debt covenants as of December 31, 2023. From September 30, 2022 through the date of the spring redetermination in June 2023, we received waivers to reduce the hedging requirement from 30 months to 15 months and from 50% to 45% of the reasonably projected production. As a result, we were in compliance with all of our debt covenants as of December 31, 2022. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at SOFR. We are required to pay a commitment fee to the lenders under the Credit Facility, which accrues at a rate per annum of 0.5% on the average daily unused amount of the lesser of: (i) the maximum commitment amount of the lenders and (ii) the then-effective borrowing base. The weighted average interest rate on credit facility borrowings was 8.4% in 2023 and 5.4% in 2022.
September 2016 Loan
On September 30, 2016, TXO Partners entered into an unsecured loan agreement with the joint venture (the “FAM Loan”). The proceeds for the loan were taken from the cash held by the offshore subsidiary of Exxon Mobil Corporation and the loan was assigned to the offshore subsidiary (Note 5). The loan matures on January 31, 2026, but is automatically extended should our credit facility be extended. In all instances, this loan will mature ninety-one days after the maturity of the Credit Facility. Interest on the loan is the lesser of (a) London Interbank Offered Rate (“LIBOR”) plus three and one-quarter of one percent (3.25%) per annum, adjusted monthly or (b) the highest rate permitted by applicable law. Though the note is unsecured, we are required to stay in compliance with terms of our Credit Facility. The weighted average interest rate on loan was 8.5% in 2023 and 5.1% in 2022.
Paycheck Protection Program Loans
On April 13, 2020, we received a loan of approximately $7.2 million under the US Government’s Paycheck Protection Program from the Small Business Administration (“SBA”). Under the terms of the loan, it was required to be repaid beginning November 13, 2020 in equal installments until April 13, 2022, unless we qualified for loan forgiveness.

The loan bore interest at a rate of 1% per annum. In August 2020, we sent in our loan forgiveness application for the entire loan amount. As a result of filing the application, we did not make any payments on the loan, nor did we accrue any interest on the loan in 2021. On June 14, 2021 we received notice that the loan was forgiven in full. We recorded this loan forgiveness as other income on the statements of operations.
On January 27, 2021, we received a second loan for $2.0 million under an extension of the US Government’s Paycheck Protection Program from the SBA. On July 2, 2021 we received notice that the loan was forgiven in full. We recorded this loan forgiveness as other income on the statements of operations.
5.Note Receivable from Related Party
As of December 31, 2023 and 2022, we, through our 5% ownership interest in investment assets at the joint venture, had a note receivable totaling $7.1 million outstanding with a highly-rated, offshore subsidiary of our joint venture partner. Under the terms of the agreement, there is no stated maturity date and, the joint venture may demand repayment of all or any portion of the outstanding balance on two business days’ notice. Interest is earned based on the one-month LIBOR rate per an active international exchange and is paid monthly. Interest income totaled $0.1 million in 2023, $0.1 million in 2022 and less than $0.1 million in 2021.
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
Commodity Commitments
During 2023, 2022 and 2021, we entered into futures contracts and swap agreements that effectively fixed natural gas and crude oil prices. See Note 9.
7.Asset Retirement Obligation
Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of asset retirement obligation activity for the years ended December 31, 2023 and 2022:

	(in thousands)
	2023	2022
Asset retirement obligation, January 1	$126,458	$104,489
Revisions in the estimated cash flows (1)	18,741	14,174
Liability incurred upon acquiring and drilling wells	1,420	3,357
Liability settled upon plugging and abandoning wells	(1,291)	(1,617)
Accretion of discount expense	8,644	6,055
Asset retirement obligation, December 31	153,972	126,458
Less current portion	(1,750)	(2,500)
Asset retirement obligation, long term	$152,222	$123,958
__________________________________
(1)Revisions in the estimated cash flows for the years ended December 31, 2023 and 2022 are primarily the result of revised cost estimates.

8.Fair Value
We opportunistically use commodity-based and financial derivative contracts to manage exposures to commodity price. We do not hold or issue derivative financial instruments for speculative or trading purposes. We periodically enter into futures contracts, costless collars, energy swaps, swaptions and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales (Note 9).
Fair Value of Financial Instruments
Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at December 31, 2023 and 2022. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	December 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,131	$7,131	$7,131	$7,131
Long-term debt	$(28,100)	$(28,100)	$(120,100)	$(120,100)
Derivative asset	$6,052	$6,052	$1,532	$1,532
Derivative liability	$(4,045)	$(4,045)	$(105,772)	$(105,772)
The fair value of our note receivable from related party approximates the carrying amount because the interest rate is based on current market interest rates and can be called upon two business days’ notice (Note 5). The fair value of our long-term debt approximates the carrying amount because the interest rate is reset periodically at then current market rates (Note 4).
The fair value of our note receivable from related party (Note 5), net derivative asset (liability) (Note 9) and our long-term debt (Note 4) is measured using Level II inputs, and are determined by either market prices on an active market for similar assets or other market-corroborated prices. Counterparty credit risk is considered when determining the fair value of our notes receivable and net derivative asset (liability). Since our counterparty is highly rated, the fair value of our note receivable from related party does not require an adjustment to account for the risk of nonperformance by the counterparty, however, an adjustment for counterparty credit risk, including our own credit risk, has been applied to the net derivative asset (liability).
The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	December 31, 2023		December 31, 2022
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note receivable from related party	$7,131	$—	$7,131	$—
Long-term debt	$(28,100)	$—	$(120,100)	$—
Derivative asset	$6,052	$—	$1,532	$—
Derivative liability	$(4,045)	$—	$(105,772)	$—
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

We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. We review our oil and natural gas properties by asset group. The estimated future net cash flows are based upon the underlying reserves and anticipated future pricing. An impairment loss is recognized if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If the estimated undiscounted future net cash flows are less than the carrying amount of a particular asset, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of such assets. We record any impairments to accumulated depreciation, depletion and amortization on the balance sheets. The fair value of the proved properties is measured based on the income approach, which incorporates a number of assumptions involving expectations of future product prices, which the Partnership bases on the forward-price curves, estimates of oil and gas reserves, estimates of future expected operating and capital costs and a risk adjusted discount rate of 10%. These inputs are categorized as Level 3 in the fair value hierarchy. We recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023. We did not recognize an impairment of long-lived assets during the years ended December 31, 2022 and 2021.
Commodity Price Hedging Instruments
We periodically enter into futures contracts, energy swaps, options, collars and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas and natural gas liquids sales. When actual commodity prices exceed the fixed price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. See Note 8.
The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$—	$968	$(3,163)	$(13,594)
Natural gas liquids futures	$477	$—	$—	$(524)
Natural gas futures, collars and basis swaps	$5,575	$564	$(882)	$(91,654)
Total	$6,052	$1,532	$(4,045)	$(105,772)

Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated statements of operations, comprises the following realized and unrealized components:

(in thousands)	2023	2022	2021
Net cash (received from) paid to counterparties	$83,068	$89,997	$—
Non-cash change in derivative fair value	$(106,247)	$113,217	$(8,977)
Derivative fair value (gain) loss	$(23,179)	$203,214	$(8,977)
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

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
January 2024—June 2024	2,000	$63.27
Net settlement losses in 2023 and 2022 and gains in 2021 on oil futures and sell basis swap contracts decreased oil revenues by $7.1 million in 2023 and by $32.8 million in 2022 and increased oil revenues by $0.0 million in 2021. An unrealized gain in 2023 and 2021 and an unrealized loss in 2022 to record the fair value of derivative contracts increased oil revenues by $9.5 million in 2023, decreased oil revenues by $13.0 million in 2022 and increased oil revenues by $0.3 million in 2021.

Natural Gas Liquids
We have entered into natural gas liquids futures contracts and swap agreements for certain components—ethane—that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 9.

Production Period		Gallons per Day	Weighted Average NGL OPIS Price per Gallon
	Ethane
January 2024—June 2024		63,000	$0.23
Net settlement gains in 2023 and losses in 2022 and 2021 on NGL futures contracts and swap agreements increased NGL revenues by $0.4 million in 2023 and decreased revenues by $4.6 million in 2022 and $0.0 million in 2021. An unrealized gain in 2023 and 2021 and an unrealized loss in 2022 to record the fair value of derivative contracts increased NGL revenues by $1.0 million in 2023, decreased NGL revenues by $1.0 million.in 2022 and increased NGL revenues by $0.5 million in 2021.
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

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
January 2024—December 2024	20,000	$0.25
__________________________________
(a)Reductions to NYMEX gas price for delivery location
Net settlement losses on gas futures and sell basis swap contracts decreased gas revenues by $76.4 million in 2023, $52.6 million in 2022 and $0.0 million in 2021. An unrealized gain in 2023 and 2021 and an unrealized loss in 2022 to record the fair value of derivative contracts increased gas revenues by $95.8 million in 2023, decreased gas revenues by $99.2 million in 2022 and increased gas revenues by $8.2 million in 2021.
10.Partners’ Capital
Partners’ Units
Under the terms of the amended partnership agreement, there are two classes of units, Common Units and Preferred Units. The general partner establishes the number of authorized units and as of December 31, 2023, the general partner has not established the authorized number of Common Units. All of the Common Unit and per Common Unit amounts herein are presented as if the January 2023, one-for-25.33 reverse stock split had taken place January 1, 2021.
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
Prior to April 1st of each year, the general partner shall determine the fair value of a Common Unit as of January 1st of such year. However, the general partner can change the fair value of a Common Unit should circumstances indicate that a material change in value has occurred. The fair value was determined to be $10.13 per Common Unit as of January 1, 2021 and $22.03 per Common Unit as of January 1, 2022. The fair value was not calculated for January 1, 2023, since the Common Units are now publicly traded. The fair value established by the general partner was used for all purposes until the next redetermination.

The following reflects our partners’ Common Unit and Preferred Unit activity for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2021
	Common Units	Series 3 Preferred Units	Series 4 Preferred Units	Series 5 Preferred Units
Balance, beginning of period	7,119	1,372	1	—
Vesting of restricted units, net of income taxes	118	—	—	—
Warrants converted to common units	5,427	—	—	—
Common units received in lieu of distribution	1,302	—	—	—
Preferred units purchased	—	—	—	1
Preferred units exchanged for new preferred units	—	—	(1)	1
Balance, December 31	13,966	1,372	—	2

	2022
	Common Units	Series 3 Preferred Units	Series 4 Preferred Units	Series 5 Preferred Units
Balance, beginning of period	13,966	1,372	—	2
Warrants converted to common units	81	—	—	—
Common units received in lieu of distribution	38	—	—	—
Preferred units converted to common units	271	(1,372)	—	—
Balance, December 31	14,356	—	—	2

	2023
	Common Units	Series 3 Preferred Units	Series 4 Preferred Units	Series 5 Preferred Units
Balance, beginning of period	14,356	—	—	2
Preferred units converted to common units	10,644	—	—	(2)
Common units issued in the initial public offering	5,750	—	—	—
Balance, December 31	30,750	—	—	—
Distributions
During 2023, we paid no in-kind distributions to our Series 5 Preferred holders. During 2022, we paid in-kind distributions of 37,615 units with a value of $1.7 million to our Series 3 Preferred holders. During 2021, we paid in-kind distributions of 1.3 million units with a value of $6.4 million to our Series 4 Preferred holders and 37,615 units with a value of $1.8 million to our Series 3 Preferred holders.
During 2023, we paid $49.8 million of distributions to our Common unitholders. The following is a summary of our 2023 distributions:

2023	Distribution per Unit	Payment Date
First Quarter	$0.50	May 30, 2023
Second Quarter	$0.48	August 25, 2023
Third Quarter	$0.52	November 27, 2023

Our fourth quarter distribution of $0.58 per unit with respect to cash available for distribution for the three months ended December 31, 2023, was declared on March 05, 2024 and will be paid on March 28, 2024 to unitholders of record on March 15, 2024.
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

See Note 12.

11.Earnings per Unit

The following represents basic and diluted earnings (loss) per Common Unit upon the Reorganization (See Note 1) and corresponding issuance of 30.8 million Common Units:

	(in thousands, except per unit data)	Net (loss) income	Units	(Loss) Income per Unit
2023
	Basic	(103,987)	30,265	$(3.44)
	Effect of dilutive securities	—	—
	Diluted	$(103,987)	30,265	$(3.44)

2022
	Basic	(7,668)	25,000	$(0.31)
	Effect of dilutive securities	—	—
	Diluted	$(7,668)	25,000	$(0.31)

2021
	Basic	52,475	25,000	$2.10
	Effect of dilutive securities	—	—
	Diluted	$52,475	25,000	$2.10

All restricted units, totaling 538 thousand units, were excluded from the calculation of earnings per share for the year ended December 31, 2023, because the units are anti-dilutive.
12.Employee Benefit Plans
Unit Incentive Plans
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

	Grant Date Fair Value	Number of Units
Outstanding at December 31, 2022	$—	—
Grants	$20.00	545,000
Forfeitures	$20.00	(10,000)
Outstanding at December 31, 2023	$20.00	535,000

We recognized non-cash restricted unit compensation expense of $3.5 million in 2023, $0.0 million in 2022 and $2.4 million in 2021 related to a fully-vested grant of 118,457 units. Total deferred compensation at December 31, 2023 related to restricted units was $7.2 million. We estimate that incentive compensation for service periods after December 31, 2023 will be approximately $3.5 million in 2024, $3.5 million in 2025, and $0.3 million in 2026. The weighted-average remaining vesting period is 2.0 years for restricted units.
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

	Year Ended December 31, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$180,403	$27,752	$149,384	$357,539
Unrealized gain (loss) on derivatives	9,462	1,001	95,784	106,247
Realized gain (loss) on derivatives	(7,132)	440	(76,376)	(83,068)
Total Revenues	$182,733	$29,193	$168,792	$380,718

	Year Ended December 31, 2022
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$206,656	$47,323	$195,632	$449,611
Unrealized gain (loss) on derivatives	(12,972)	(1,005)	(99,240)	(113,217)
Realized gain (loss) on derivatives	(32,820)	(4,587)	(52,590)	(89,997)
Total Revenues	$160,864	$41,731	$43,802	$246,397

	Year Ended December 31, 2021
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$69,625	$27,394	$122,348	$219,367
Unrealized gain (loss) on derivatives	346	481	8,150	8,977
Realized gain (loss) on derivatives	—	—	—	—
Total Revenues	$69,971	$27,875	$130,498	$228,344
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
14.Accrued Liabilities
Accrued liabilities consist of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Accrued production expenses	$17,443	$19,846
Accrued severance taxes	$2,828	$4,946
Accrued ad valorem taxes	$2,177	$2,420
Accrued capital expenditures	$676	$6,654
Other accrued liabilities	$238	$262
Total accrued liabilities	$23,362	$34,128
15.Supplemental Cash Flow Information
The statement of cash flows excludes the following non-cash transactions:

•The following restricted share activity (Note 12):
◦Forfeitures of 10,000 restricted units in 2023 and no forfeitures in 2022 and 2021.

•The payment of in-kind dividends of no units in 2023, 37,615 units in 2022 and 1,301,862 units in 2021 (Note 12).

•The exchange of 2,061.22 Series 5 Preferred Units for 10,644,482 Common Units in 2023 (Note 10).

•The exchange of 533.63 Series 4 Preferred Units for 747.09 Series 5 Preferred Units in 2021 (Note 10).
•Accrued capital expenditures were $0.7 million at December 31, 2023 and $6.7 million at December 31, 2022.
Interest payments totaled $3.5 million in 2023, $7.9 million in 2022 and $4.1 million in 2021. State income tax payments totaled $3.6 million in 2023, $0.5 million in 2022 and $0.1 million in 2021.
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

(in thousands)
	2023	2022	2021
Acquisition of proved properties, net	$8,895	$57,392	$181,651
Acquisition of unproved properties	72	50	67
Development	29,820	29,833	8,142
Asset retirement obligation incurred upon acquisition	1,420	3,357	10,741
Total costs incurred	$40,207	$90,632	$200,601
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

Proved Reserves	Oil (Bbls)	Natural Gas Liquids (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
(in thousands)
December 31, 2020	19,604.8	8,311.2	243,172.9	68,444.8
Extensions, additions and discoveries	38.3	14.5	6,048.3	1,060.9
Revisions	2,758.8	7,277.1	152,978.3	35,532.3
Production	(1,033.0)	(1,088.8)	(30,589.7)	(7,220.1)
Purchase in place	27,236.7	3,513.6	7,666.1	32,028.0
December 31, 2021	48,605.6	18,027.6	379,275.9	129,845.9
Extensions, additions and discoveries	943.6	131.0	1,804.9	1,375.4
Revisions	925.3	4,320.1	56,198.3	14,611.7
Production	(2,205.7)	(1,334.3)	(29,556.9)	(8,466.1)
Purchase in place	5,240.4	788.0	155.0	6,054.2
December 31, 2022	53,509.2	21,932.4	407,877.2	143,421.1
Extensions, additions and discoveries	71.7	0.0	7,050.2	1,246.7
Revisions	(11,628.5)	(5,245.0)	(121,848.5)	(37,181.5)
Production	(2,375.6)	(1,231.8)	(28,738.7)	(8,397.2)
Purchase in place	876.3	27.4	1,487.4	1,151.6
December 31, 2023	40,453.1	15,483.0	265,827.6	100,240.7

Proved Developed Reserves	Oil (Bbls)	Natural Gas Liquids (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
(in thousands)
December 31, 2020	9,787.7	8,311.2	218,396.9	54,498.4
December 31, 2021	30,207.9	17,434.2	353,214.9	106,511.3
December 31, 2022	34,672.0	20,723.6	385,188.6	119,593.7
December 31, 2023	30,959.4	15,110.9	264,934.4	90,226.0

Proved Undeveloped Reserves	Oil (Bbls)	Natural Gas Liquids (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
(in thousands)
December 31, 2020	9,817.1	—	24,776.0	13,946.4
December 31, 2021	18,397.7	593.4	26,061.0	23,334.6
December 31, 2022	18,837.2	1,208.8	22,688.6	23,827.4
December 31, 2023	9,493.7	372.1	893.2	10,014.7
In 2023, the 1.2 Mboe of purchases in place represent the reserves acquired from multiple acquisitions. The 1.2 MBoe of extensions, additions and discoveries in proved reserves in 2023 were primarily related to drilling the San Juan

Basin and Permian Basin. The 37.2 MBoe of downward revisions in proved reserves for 2023 were the result of a combination of lower commodity prices and higher costs (22.6 MBoe) and changes in the development plan (14.6 MBoe).

In 2022, the 6.1 Mboe of purchases in place represent the reserves acquired from Vendera (5.6 MBoe) and Kaiser Francis (0.4 MBoe). The 1.4 MBoe of extensions, additions and discoveries in proved reserves in 2022 were primarily related to drilling the San Juan Basin and Permian Basin. The 14.6 MBoe of upward revisions in proved reserves for 2022 were the result of a combination of higher commodity prices (14.9 MBoe) partially offset by changes in the development plan (0.2 MBoe).

In 2021, the 32.0 Mboe of purchases in place represent the reserves acquired from Chevron in November 2021 (24.9 Mboe) and in December 31, 2022 (7.1 Mboe). The 1.1 MBoe of extensions, additions and discoveries in proved reserves in 2021 were primarily related to drilling the San Juan Basin. The 35.5 Mboe of upward revisions in proved reserves for 2021 were the result of a combination of higher commodity prices (34.9 Mboe) and changes in the development plan (0.6 Mboe).

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves	December 31,	December 31,	December 31,
	2023	2022	2021
(in thousands)
Future cash inflows	$4,101,171	$7,663,099	$4,468,597
Future costs:
Production	(2,091,880)	(2,906,249)	(1,988,988)
Development	(353,191)	(414,061)	(365,289)
Future income tax	(2,143)	(7,467)	(4,110)
Future net cash flows	1,653,957	4,335,322	2,110,210
10% annual discount	(763,365)	(2,365,504)	(1,123,593)
Standardized measure	$890,592	$1,969,818	$986,617

Changes in Standardized Measure of Discounted Future Net Cash Flows	For the Year Ended December 31,
	2023		2022		2021
(in thousands)
Standardized measure, beginning of period	$1,969,818		$986,617		$154,438
Revisions:
Prices and costs	(1,053,775)		745,577		205,842
Quantity estimates	(147,398)		213,687		76,737
Income tax	2,250		(1,491)		(1,933)
Future development costs	(106)		(2,521)		2,715
Accretion of discount	196,982		98,662		15,444
Production rates and other	22,868		(39,947)		42,064
Net revisions	(979,179)		1,013,967		340,869
Additions and discoveries	(8,047)		25,502		20,272
Production	(137,393)		(226,960)		(93,042)
Development costs	29,820		29,833		13,973
Purchases in place	15,573		140,859		550,107
Net change	(1,079,226)		983,201		832,179
Standardized measure, December 31	$890,592	(a)	$1,969,818	(b)	$986,617	(c)
__________________________________
(a)The December 31, 2023 standardized measure includes a reduction of $292.0 million ($292.5 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2023 includes a liability of $154.0 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.
(b)The December 31, 2022 standardized measure includes a reduction of $248.0 million ($248.4 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2022 includes a liability of $126.5 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.

(c)The December 31, 2021 standardized measure includes a reduction of $213.1 million ($213.6 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2021 includes a liability of $104.5 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.
Price and cost revisions are primarily the net result of changes in prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.
Average realized oil prices used in the estimation of proved reserves and calculation of the standardized measure were $76.58 for 2023, $92.94 for 2022 and $64.76 for 2021. Average realized natural gas liquids prices were $18.44 for 2023, $29.72 for 2022 and $19.62 for 2021. Average realized gas prices were $1.58 for 2023, $4.35 for 2022 and $2.31 for 2021. We used 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in a timely manner. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2023, management assessed the effectiveness of TXO’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that TXO maintained effective internal control over financial reporting at December 31, 2023.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an "emerging growth company" as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

During the year ended December 31, 2023, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Management of TXO Partners
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
The following table sets forth certain information regarding the current executive officers and directors of our general partner.

Name	Age	Position
Bob R. Simpson	75	Chief Executive Officer, Chairman and Director
Brent W. Clum	60	President of Business Operations and Chief Financial Officer, Director
Keith A. Hutton	65	President of Production and Development, Director
Scott T. Agosta	59	Chief Accounting Officer
Phillip R. Kevil	73	Director
Rick J. Settle	33	Director
J. Luther King, Jr.	83	Director
William (“Bill”) H. Adams III	65	Director

Bob R. Simpson—Chief Executive Officer, Chairman and Director. Bob R. Simpson founded TXO Partners in June 2012 and has served as a Director and the Chairman of the Board since its founding and has served as our Chief Executive Officer since July 2022. Mr. Simpson previously served as the Chairman and a Director of Southland from February 2015 until January 2020. From August 2010 until September of 2020, Mr. Simpson served as Co-Chairman of the Rangers Baseball Express and since September of 2020, he has served as Chair of the Executive Committee. He also served as Chief Executive Officer of XTO (a company he founded) until 2008 and as Chairman of XTO until 2010 when

XTO merged with Exxon for $41 billion in one of the largest transactions in history for an independent oil and gas company. Mr. Simpson attended Baylor University, where he earned a B.B.A. in Accounting magna cum laude and then an M.B.A. He served in the Texas Army National Guard after graduation and then earned his certified public accountant (“CPA”) designation.
We believe that Mr. Simpson’s extensive industry background, leadership experience on private boards, and deep knowledge of our business make him well suited to serve as a member of our board of directors.

Brent W. Clum—President of Business Operations, Chief Financial Officer and Director. Brent W. Clum has served as our Chief Financial Officer since the founding of TXO Partners in June 2012, and has served as the President of Business Operations and as a Director since July 2022. Mr. Clum served as Chief Financial Officer and Director of Southland from February 2015 until January 2020. Since August 2010, he has served as Chairman of the Finance and Audit Committee of Rangers Baseball Express. He served as Senior Vice President and Treasurer of XTO from 2003 until the Exxon acquisition. Prior to joining XTO, Mr. Clum worked as a portfolio manager at Luther King Capital Management, served as a Managing Director at Invesco and was an Analyst for T. Rowe Price and Associates. He graduated from Baylor University with a Bachelors in Business Administration in Finance, Accounting and Marketing and from the Harvard Graduate School of Business with a Master’s in Business Administration. He is a CPA and a chartered financial analyst (“CFA”).
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
Scott T. Agosta—Chief Accounting Officer. Scott T. Agosta has served as Chief Accounting Officer and Controller of TXO Partners since its founding in June 2012. He also served as Chief Accounting Officer and Controller of Southland from August 2017 until January 2020. He served as Vice President—Financial Reporting of XTO from February 2005 until the Exxon acquisition in March 2012. Additionally, Mr. Agosta has served as a Board Member of the Junior Achievement of the Chisholm Trail since August 2009. Prior to joining XTO, Mr. Agosta worked as the Manager—Financial Reporting and Analysis at Devon Energy Corporation, served as Manager—Financial Reporting at Albemarle Corporation and was an Audit Manager at KPMG. He graduated from Louisiana State University with a B.B.A in Accounting. He is a CPA.
Phillip R. Kevil—Director. Phillip R. Kevil has served as a Director of TXO Partners since January 2023. He previously served as a Director and as a member of the Audit Committee for XTO from 2004 until 2010. He also served as Vice President – Tax at XTO from 1987 until 1997. Mr. Kevil was responsible for all tax functions for Southland Royalty Company (formerly listed on the New York Stock Exchange) from 1975 until 1986. He graduated from the University of Texas at Arlington with a B.A in Accounting. He is a CPA.
We believe that Mr. Kevil’s experience in corporate finance and the energy industry, as well has his previous experience as a director and audit committee member of a public company, make him well suited to serve as a member of our board of directors.
Rick J. Settle—Director. Rick J. Settle has served as a Director of TXO Partners since July 2020. Mr. Settle is a Principal at LKCM Headwater Investments, the private equity arm of Luther King Capital Management, and has previously served as a Vice President and Associate since joining the firm in October 2014. Prior to becoming a Principal at LKCM Headwater, Mr. Settle worked as a financial analyst for Citigroup. Mr. Settle also serves on the board of several privately-held companies including Kindthread, a healthcare apparel business, Aquila Environmental, an energy efficiency lighting

ESCO, and Heart of Texas Propane, a retail propane distribution business. He graduated from the Texas Christian University with a B.B.A. in Finance, Entrepreneurial Management. He is a CFA.
We believe that Mr. Settle’s deep knowledge of the energy industry and corporate finance make him well suited to serve as a member of our board of directors.
J. Luther King, Jr.—Director. J. Luther King, Jr. has served as Director of TXO Partners since 2016. He served as Director of Tyler Technologies, Inc. (NYSE: TYL) from May 2004 until May 2021, serving on the Compensation and Audit Committees throughout his tenure at the company. Additionally, he has served as Director of LKCM Funds since February 1994. Mr. King also previously served as Director of Encore Energy Partners LP (Nasdaq: ENP) and as Director of XTO. Over the course of his career, he has served on the boards of several publicly traded companies, three of which were listed on the NYSE. In his position as a director of these companies, Mr. King has served as Chair of both Audit and Compensation Committees. Mr. King currently serves as President of Luther King Capital Management, a position he has held since February 1979. He attended Texas Christian University, where he earned a B.Sc. and then an M.B.A. Mr. King is a CFA and was recognized by CFA Magazine as “Most Inspiring” in the Investment Advisory Profession in 2007. Additionally, Mr. King is a founding member of the Strategic Advisory Board of the CFA Society of Dallas/Fort Worth.
We believe that Mr. King’s experience serving on the boards of other public companies, along with his deep knowledge of our business and extensive industry experience, make him well suited to serve as a member of our board of directors.
William (“Bill”) H. Adams III—Director. Bill H. Adams has served as Director of TXO Partners since January 2023. He also serves as Director of Kimbell Royalty GP, LLC (NYSE: KRP), a position he has held since January 2017. In this position, Mr. Adams has served on the Audit, Compensation and Conflicts Committees of the company. Additionally, Mr. Adams has served as Director of Graham Savings Bank since 2018. Mr. Adams has also held the position of Chairman and has been a principal owner of Texas Appliance Supply, Inc., a wholesale and retail distribution company, since 2007. Prior to its sale to Exxon Mobil Corporation in 2010, he served on the board of directors of XTO Energy Inc., where he chaired the Compensation and the Corporate Governance and Nominating committees. Previously, Mr. Adams had a 25-year career in commercial and energy banking, most recently as Executive Regional President of Texas Bank in Fort Worth, before retiring in 2006. He also served as President of Frost Bank-Arlington. Mr. Adams received a B.B.A. in Finance from Texas Tech University.
We believe that Mr. Adams’ strong track record of leading companies, including his participation on the boards of several companies, and his knowledge of the industry, make him well suited to serve as a member of our board of directors.
Southland Bankruptcy
On January 27, 2020, Southland filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). With the approval of the Bankruptcy Court, in May 2020 Southland sold its assets in the San Juan Basin to TXO Partners for $10.2 million. At the time of filing for bankruptcy and the Bankruptcy Court’s approval of its plan of reorganization, Bob R. Simpson, Scott T. Agosta, Keith A. Hutton, and Brent W. Clum were acting or former officers of Southland and were affiliates of TXO Partners. As of the date of this Annual Report on Form 10-K, none of these individuals are employed by or affiliated with Southland.
Board of Directors
We are managed and operated by the board of directors and executive officers of our general partner, TXO Partners GP, LLC. The sole member of our general partner is MorningStar Oil & Gas, LLC (“MSOG”), the majority of ownership interests of which are owned by the Founders. As the sole member of our general partner, MSOG is entitled under the amended and restated limited liability company agreement of our general partner to appoint all directors of the Board. The number of directors shall be fixed from time to time by MSOG. As of March 5, 2024, the Board consisted of seven persons.
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
Board Role in Risk Oversight
Our corporate governance guidelines provide that the Board is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility is largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our independent registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies. A current copy of the corporate governance guidelines is posted on our investor relations website under the Corporate Governance tab, available at www.txopartners.com/investors.
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
Audit Committee
We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE listing rules and rules of the SEC. The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee and our management. Rick J. Settle, Phillip R. Kevil and Bill H. Adams III currently serve on the audit committee. Rick J. Settle currently serves as chair of the audit committee. The Board has determined that each member of the audit committee meets the independence requirements of the NYSE and the SEC, as applicable, and that each is financially literate. The Board also has determined that Rick J. Settle has “accounting or related financial management expertise” and constitutes an “audit committee financial expert,” in accordance with SEC and NYSE rules and regulations. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE. A current copy of the audit committee charter is posted on our investor relations website under the Corporate Governance tab, available at www.txopartners.com/investors.

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
Compensation Committee
The members of our compensation committee are Phillip R. Kevil, J. Luther King, Jr. and Bill H. Adams III, who also serves as chair of the compensation committee. Each of the members of our compensation committee are independent under the applicable rules and regulations of the NYSE, are a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and are an “outside director” as that term is defined in Section 162(m) of the Code (Section 162(m)). The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE. A current copy of the compensation committee charter is posted on our investor relations website under the Corporate Governance tab, available at www.txopartners.com/investors.
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
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of our general partner and its affiliates, including our principal executive officers, principal financial officer, and principal accounting officer. The Code of Business Conduct and Ethics is available on our investor relations website at www.txopartners.com/investors under the Corporate Governance tab. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.
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
TXO Partners, L.P.
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
Emerging Growth Company Status
As an emerging growth company we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our chief executive officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules applicable to emerging growth companies require compensation disclosure for any individuals serving as our principal executive officer during the last completed fiscal year and the two most highly compensated executive officers other than our principal executive officer, as well as up to two additional individuals who would have been one of the two most highly compensated executive officers had they remained employed as of the last day of the year. We refer to these officers as our “Named Executive Officers” or “NEOs”. Our NEOs for 2023 consist of the following three individuals:
•Bob R. Simpson, our Chief Executive Officer and Chairman of the Board;
•Brent W. Clum, our President of Business Operations, Chief Financial Officer, and Director; and
•Scott T. Agosta, our Chief Accounting Officer.

2023 Summary Compensation Table
The following table sets forth compensation for our NEOs, for the years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Value of All Other Compensation ($)(2)	Total Compensation ($)
Bob R. Simpson	2023	—	—	—	—	—
CEO, Chairman, and Director(3)	2022	—	—	—	—	—
	2021
Brent W. Clum	2023	375,000	330,000	1,000,000	95,838	1,800,838
President of Business Operations, CFO, and Director	2022	262,500	220,000	—	9,150	491,650
	2021	250,000	75,000	2,400,000	8,700	2,733,700
Scott T. Agosta	2023	300,000	105,000	1,000,000	105,930	1,510,930
Chief Accounting Officer	2022	280,000	100,000	—	9,150	389,150
	2021	250,000	50,000	—	8,700	308,700
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
(2)The amounts disclosed in this column reflect distributions received on unvested phantom units totaling $75,000 for each of Mr. Clum and Mr. Agosta and matching contributions made on behalf of employees under our 401(k) plan.
(3)Mr. Simpson was appointed as Chief Executive Officer in July 2022. Mr. Simpson did not receive any compensation in his capacity as Chief Executive Officer or as Chairman and Director of the Board in 2022 or 2023.
Narrative to 2023 Summary Compensation Table
Annual Base Salaries
For the 2023 year, the NEOs receive an annual base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2023 annual base salaries for our NEOs were as set forth in the Summary Compensation Table.
2023 Annual Performance Bonus
The NEOs are eligible to receive a discretionary annual cash bonus which was determined by the board of directors. The 2023 annual performance bonuses for our NEOs were as set forth in the Summary Compensation Table.
Other Elements of Compensation
Retirement Plan
We maintain a 401(k) retirement savings plan that allows employees to contribute and defer a portion of their wages. Regardless of an employees’ decision to participate in the 401(k) plan, we make a non-elective contribution equal to 3% of each employees’ wages. Additionally, we have the ability to make a discretionary annual match as determined by the general partner. Effective January 1, 2023, we began matching employee contributions up to 7% of wages, subject to annual dollar maximums established by the federal government and plan limitations. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.
The employer matching contributions to the 401(k) retirement savings plan on behalf of our participating NEOs are set forth above in the 2023 Summary Compensation Table in the column titled “Value of All Other Compensation.”
We do not maintain, sponsor, contribute to or otherwise have any liability with respect to any single or multiemployer defined benefit pension plan or nonqualified deferred compensation plan.

Long-Term Incentive Plan
We have adopted the TXO Partners, L.P. 2023 Long-Term Incentive Plan (the “LTIP”) under which our general partner may issue long-term equity based awards to directors, officers and employees of our general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services for us. These awards will be intended to compensate the recipients thereof based on the performance of our common units and their continued service during the vesting period, as well as to align their long-term interests with those of our unitholders. We will be responsible for the cost of awards granted under the LTIP and all determinations with respect to awards to be made under the LTIP will be made by the board of directors of our general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law, which we refer to as the plan administrator. The Compensation Committee of the board of directors of our general partner has been designated as the plan administrator. The following description reflects the terms of the LTIP.
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
Anti-Dilution Adjustments and Change in Control
If an “equity restructuring” event occurs that could result in an additional compensation expense under applicable accounting standards if adjustments to awards under the LTIP with respect to such event were discretionary, the plan administrator of the LTIP will equitably adjust the number and type of units covered by each outstanding award and the terms and conditions of such award to equitably reflect the restructuring event, and the plan administrator will adjust the number and type of units with respect to which future awards may be granted under the LTIP. With respect to other similar events, including, for example, a combination or exchange of units, a merger or consolidation or an extraordinary distribution of our assets to unitholders, that would not result in an accounting charge if adjustment to awards were discretionary, the plan administrator of the LTIP shall have discretion to adjust awards in the manner it deems appropriate and to make equitable adjustments, if any, with respect to the number of units available under the LTIP and the kind of units or other securities available for grant under the LTIP. Furthermore, upon any such event, including a change in control of us or our general partner, or a change in any law or regulation affecting the LTIP or outstanding awards or any relevant change in accounting principles, the plan administrator of the LTIP will generally have discretion to (i) accelerate the time of exercisability or vesting or payment of an award, (ii) require awards to be surrendered in exchange for a cash payment or substitute other rights or property for the award, (iii) provide for the award to be assumed by a successor or one of its affiliates, with appropriate adjustments thereto, (iv) cancel unvested awards without payment or (v) make other adjustments to awards as the plan administrator deems appropriate to reflect the applicable transaction or event.
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
Grants Made in 2023 in Connection with the Initial Public Offering
In connection with the closing of our initial public offering, we made awards of 50,000 phantom units with distribution equivalent rights to each of Mr. Clum and Mr. Agosta as long-term incentive awards pursuant to the LTIP. These phantom units will vest in one-third increments on each of the first three anniversaries of the pricing date of our initial public offering for the officers and key employees and will fully vest on the one-year anniversary of the grant for the non-employee directors provided that the recipient remains employed or a member of the Board, as applicable, through the anniversary date, and will be settled in common units as soon as reasonably practicable after the vesting date. Distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units, on the next payroll dates after the distribution is paid to holders of common units.
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
2024 Annual Grants
In January 2024, we made awards of 56,000 time-vesting phantom units with distribution equivalent rights to our NEOs as annual long-term incentive awards pursuant to the LTIP, with 40,000 time-vesting phantom units granted to Mr. Clum and 16,000 time-vesting phantom units granted to Mr. Agosta. These phantom units will vest in one- third increments on January 31, 2025, 2026 and 2027.
In addition, in January 2024, we made awards of 56,000 performance-based phantom units with distribution equivalent rights to our NEOs as annual long-term incentive awards pursuant to the LTIP, with 40,000 performance-based phantom units granted to Mr. Clum and 16,000 performance-based phantom units granted to Mr. Agosta. These performance-based phantom units will be earned based on the Company’s performance during the 2024 calendar year according to the performance objectives set forth in the table below and will vest in one-half increments on January 31, 2026 and January 31, 2027. Prior to determination of the achievement of the performance objectives, distribution equivalent rights will be paid according to the target number of phantom units grants; following determination of the number of earned phantom units based on achievement of the performance objectives, distribution equivalent rights will be paid according to the number of earned phantom units.

Objective	Weight	Target Level	Payout
Distributions to Unitholders	34%	$1.45 - $1.75	Below target level: 50% Within target level: 100% Above target level: 200%
Lease Operating Expenses plus Cash General and Operating Expenses per Boe	33%	$16.50 - $17.50 per boe
Discretionary factors	33%	n/a	50 – 200%
Both the time-vesting and performance-based phantom units will be settled in common units as soon as reasonably practicable after the vesting date. Distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units, on the next payroll dates after the distribution is paid to holders of common units.

Outstanding Equity Awards at 2023 Year-End
The following table shows outstanding equity awards held by the NEOs as of December 31, 2023.

Name	Number of Phantom Units That Have Not Vested (#)		Market Value of Phantom Units That Have Not Vested ($)
Bob R. Simpson	—		—
Brent W. Clum	50,000	(1)	909,000
Scott T. Agosta	50,000	(1)	909,000
(1) Phantom units vesting in one-third increments on the first three anniversaries of January 31, 2023.
Employment Contracts, Termination of Employment, Change-in-Control Arrangements
We currently do not have any employment agreements or other plans or arrangements with our executive officers that would result in payments to be made by us to an NEO upon the resignation, retirement or any other termination of an NEO’s employment or upon a change in control.
Compensation of Directors
Officers or employees of our general partner or its affiliates who also serve as directors will not receive additional compensation for their service as a director of our general partner. The non-employee director compensation program consists of annual equity-based awards granted under the LTIP in January 2024 having a value as of the grant date of approximately $65,000 and an additional $28,000 in equity-based award for service as the chair of a committee of the board of directors. Initial awards were made to our non-employee directors in connection with the closing of the initial public offering.
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
•each named executive officer of our general partner; and
•all directors and executive officers of our general partner as a group.
The percentage of units beneficially owned is based on 30,750,000 common units outstanding as of March 5, 2024.

	Common Units to be Beneficially Owned	Percentage of Common Units to be Beneficially Owned
Name of Beneficial Owner(1)
5% Unitholders:
Global Endowment Management, LP(2)	3,213,962	10%
Luther King Capital Management(3)	2,591,930	8%
Named Executive Officers and Directors
Bob R. Simpson	4,400,000	14%
Brent W. Clum(4)	369,406	1%
Keith A. Hutton	3,122,215	10%
Scott T. Agosta(5)	124,462	*
Phillip R. Kevil(6)	19,844	*
Rick J. Settle(7)	21,216	*
J. Luther King, Jr.(3)(8)	3,334,974	11%
Bill H. Adams III(9)	78,784	*
All executive officers and directors as a group ( 8 persons)	11,470,901	37%
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
(2)Represents (i) 1,139,098 common units held by GEF-DTOE, Inc. and (ii) 2,074,864 common units held by GEF-PUE, LP. Global Endowment Management, LP controls the investment decisions of each of GEF-DTOE, Inc. and GEF-PUE, LP, and J. Porter Durham, Jr. has management control over Global Endowment Management, LP and accordingly may be deemed to share beneficial ownership of the common units held by each of GEF-DTOE, Inc. and GEF-PUE, LP. J. Porter Durham, Jr. disclaims beneficial ownership of such common units. The principal address for each of the above referenced entities is c/o Global Endowment Management, LP 224 W. Tremont Ave. Charlotte, NC 28203.
(3)Represents (i) 1,189,400 common units held by LKCM Investment Partnership, L.P., (ii) 1,372,130 common units held by PDLP Morningstar, LLC, a wholly owned subsidiary of LKCM Private Discipline Master Fund, SPC and (iii) 30,000 common units held by a separately managed portfolio for which Luther King Capital Management Corporation (LKCM) serves as investment adviser.
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
(4)Includes 90,000 common units underlying phantom units. Each phantom unit is the economic equivalent of one common unit and will be settled in common units upon vesting.
(5)Includes 66,000 common units underlying phantom units.
(6)Includes 6,500 common units underlying phantom units. Includes 1,360 common units held by spouse.
(7)Includes 9,500 common units underlying phantom units.
(8)Includes 6,500 common units underlying phantom units.
(9)Includes 9,500 common units underlying phantom units.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Founders own 7,891,621 common units representing an approximately 26% limited partner interest in us, and MSOG, which is majority-owned by the Founders, own and control our general partner. The Founders, who majority-own MSOG, indirectly appoint all of the directors of our general partner, which owns a non-economic general partner interest in us. These percentages do not reflect any common units that may be issued under the long-term incentive plan.

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

Operational Stage

Distributions of available cash to affiliates of the our general partner	We make cash distributions to our unitholders, including affiliates of our general partner, pro rata.

The Founders, who own a majority of MSOG, which owns and controls our general partner, also own 7,891,621 common units, representing approximately 26% of our outstanding common units and would receive a pro rata percentage of the cash distributions that we distribute in respect thereof.

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
Other Transactions with Related Persons
We occupy a building owned by MorningStar Capital LLC, a limited liability company owned by Mr. Simpson, our Chief Executive Officer and the Chairman of the Board. In lieu of paying rent, we paid property taxes and paid for repairs and maintenance on behalf of MorningStar Capital LLC in the amount of $0.8 million in 2023, $0.9 million in 2022 and $0.9 million in 2021.
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
Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed by KPMG LLP for the fiscal years ended December 31, 2023 and December 31, 2022:

	2023	2022
Audit Fees (1)	$543,366	$946,817
Audit Related Fees	—	85,000
Tax Fees (2)	458,128	398,235
All Other Fees	—	—

Total	$1,001,494	$1,430,052

(1)	Audit Fees include fees for work on the S-1 and related comfort letters.

(2)	Tax fees include fees for tax compliance.
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

Part IV
Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description

3.1	Amended and Restated Certificate of Limited Partnership of TXO Partners, L.P. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed on May 9, 2023)

3.2	Amended and Restated Certificate of Formation of TXO Partners, GP, LLC (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed on May 9, 2023)

3.3	Seventh Amended and Restated Agreement of Limited Partnership of TXO Partners, L.P. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on January 31, 2023)

3.4
Amendment No. 1 to the Seventh Amended and Restated Agreement of Limited Partnership of TXO Partners, L.P. (incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-Q filed on May 9, 2023)

3.5	Amended and Restated Limited Liability Company Agreement of TXO Partners GP, LLC (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on March 31, 2023)

3.6	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of TXO Partners GP, LLC (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed on May 9, 2023)

4.1	Description of Common Units (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on March 31, 2023)

10.1#
Credit Agreement, among MorningStar Partners, L.P., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated November 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed on January 18, 2023)

10.2#	Amendment No. 1 to the Credit Agreement and Borrowing Base Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed on January 18, 2023)

10.3#	Amendment No. 2 to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 8, 2023)

10.4*	Amendment No. 3 to the Credit Agreement

10.5	TXO Partners GP, LLC 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 31, 2023)

10.6	Form of 2023 Long-Term Incentive Plan Phantom Unit Agreement (Directors) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 31, 2023)

10.7	Form of 2023 Long-Term Incentive Plan Phantom Unit Agreement (Executives) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 31, 2023)

10.8#^
Limited Liability Company Agreement of Cross Timbers Energy, LLC, dated as of June 13, 2013, by and among XTO Energy Inc., XH LLC, HHE Energy Company and TXO Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on January 18, 2023)

10.9
Contribution and Exchange Agreement, dated January 31, 2023, by and among TXO Partners, L.P., MorningStar Oil & Gas, LLC, MorningStar Partners II, L.P. and the Limited Partners party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 31, 2023)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 31, 2023)

21.1*	List of Subsidiaries of TXO Partners, L.P.

23.1*	Consent of Cawley, Gillespie & Associates

23.2*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97.0*	TXO Partners, L.P. Policy for Recovery of Erroneously Awarded Compensation

99.1*	Report of Cawley, Gillespie & Associates of reserves as of December 31, 2023

_________________________________
*    Filed herewith.
**    Furnished herewith.
#    The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
^    Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Worth, State of Texas, on March 5, 2024.

TXO Partners, L.P.

By: TXO Partners GP, LLC, its general partner

By:	/s/ Bob R. Simpson
Name: Bob R. Simpson Title: Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons in the capacities and the dates indicated.

Name	Title	Date

Chief Executive Officer and Director (principal executive officer)
/s/ Bob R. Simpson
Bob R. Simpson		March 5, 2024
President of Business Operations, Chief Financial Officer and Director (principal financial officer)

/s/ Brent W. Clum
Brent W. Clum		March 5, 2024
Chief Accounting Officer (principal accounting officer)
/s/ Scott T. Agosta
Scott T. Agosta		March 5, 2024

/s/ Phillip R. Kevil	Director
Phillip R. Kevil		March 5, 2024

/s/ Keith A. Hutton	Director
Keith A. Hutton		March 5, 2024

/s/ Rick J. Settle	Director
Rick J. Settle		March 5, 2024

/s/ J. Luther King, Jr.	Director
J. Luther King, Jr.		March 5, 2024

/s/ William H. Adams III	Director
William H. Adams III		March 5, 2024