Form 10-Q
period 2024-03-31
TXO Partners, L.P.
filed 2024-05-07
CIK 1559432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 30,938,332 common units as of May 7, 2024.

i

Part I - Financial Information
Item 1. Financial Statements

TXO PARTNERS, L.P. Consolidated Balance Sheets
(in thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,570	$4,505
Accounts receivable, net	30,721	32,226
Derivative fair value	5,167	6,052
Other	13,469	12,406
Total Current Assets	53,927	55,189
Property and Equipment, at cost – successful efforts method:
Proved properties	1,544,870	1,540,105
Unproved properties	18,516	18,479
Other	83,997	83,854
Total Property and Equipment	1,647,383	1,642,438
Accumulated depreciation, depletion and amortization	(1,023,632)	(1,013,115)
Net Property and Equipment	623,751	629,323
Other Assets:
Note receivable from related party	7,131	7,131
Other	3,394	3,970
Total Other Assets	10,525	11,101
TOTAL ASSETS	$688,203	$695,613
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$7,659	$8,598
Accrued liabilities	25,143	23,362
Derivative fair value	3,818	4,045
Asset retirement obligation, current portion	1,750	1,750
Other current liabilities	1,354	1,361
Total Current Liabilities	39,724	39,116

Long-term Debt	26,100	28,100
Other Liabilities:
Asset retirement obligation	154,803	152,222
Other liabilities	1,845	2,377
Total Other Liabilities	156,648	154,599
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	465,731	473,798
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$688,203	$695,613
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
REVENUES
Oil and condensate	$38,034	$49,621
Natural gas liquids	6,502	9,123
Natural gas	22,903	99,655
Total Revenues	67,439	158,399
EXPENSES
Production	33,083	35,324
Exploration	123	67
Taxes, transportation and other	15,573	28,903
Depreciation, depletion and amortization	10,517	10,938
Accretion of discount in asset retirement obligation	2,784	2,118
General and administrative	2,654	2,222
Total Expenses	64,734	79,572
OPERATING INCOME	2,705	78,827
OTHER INCOME (EXPENSE)
Other income	8,413	6,314
Interest income	125	107
Interest expense	(976)	(1,439)
Total Other Income	7,562	4,982
NET INCOME	$10,267	$83,809

NET INCOME PER COMMON UNIT
Basic	$0.33	$2.91
Diluted	$0.33	$2.86

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	30,800	28,783
Diluted	31,425	29,328
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$10,267	$83,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,517	10,938
Accretion of discount in asset retirement obligation	2,784	2,118
Derivative fair value (gain) loss	1,054	(15,056)
Net cash paid to counterparties	(396)	(80,438)
Non-cash incentive compensation	1,141	639
Other non-cash items	241	180
Changes in operating assets and liabilities (a)	(411)	14,959
Cash Provided by Operating Activities	25,197	17,149
INVESTING ACTIVITIES
Proved property acquisitions	—	(232)
Development costs	(2,835)	(11,278)
Unproved property acquisitions	(37)	(53)
Other property and asset additions	(143)	(818)
Cash Used by Investing Activities	(3,015)	(12,381)
FINANCING ACTIVITIES
Proceeds from long-term debt	10,000	37,000
Payments on long-term debt	(12,000)	(150,000)
Net proceeds from initial public offering	—	106,277
Proceeds from sale of units to cover withholding taxes	187	—
Withholding taxes paid on vesting of restricted units	(851)	—
Debt issuance costs	(2)	(1)
Distributions	(19,451)	—
Cash Used by Financing Activities	(22,117)	(6,724)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65	(1,956)
Cash and Cash Equivalents, beginning of period	4,505	9,204
Cash and Cash Equivalents, end of period	$4,570	$7,248

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$2,100	$20,527
Other current assets	(1,071)	(2,948)
Current liabilities	(1,087)	(2,313)
Other operating liabilities	(353)	(307)
	$(411)	$14,959
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Members’ Equity (Unaudited)
(in thousands)

	Series 5 Preferred	Common	Total
Balances, December 31, 2023	$—	$473,798	$473,798
Net income	—	10,267	10,267
Expensing of unit awards	—	1,141	1,141
Proceeds from sale of units to cover withholding taxes	—	827	827
Withholding taxes paid on vesting of restricted units	—	(851)	(851)
Distributions to unitholders	—	(19,451)	(19,451)
Balances, March 31, 2024	$—	$465,731	$465,731

	Series 5 Preferred	Common	Total
Balances, December 31, 2022	$206,074	$315,463	$521,537
Net income	—	83,809	83,809
Net proceeds from initial public offering	—	102,540	102,540
Expensing of unit awards	—	639	639
Conversion of Series 5 preferred to Common equity	(206,074)	206,074	—
Balances, March 31, 2023	$—	$708,525	$708,525

See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P.
Notes to Consolidated Financial Statements (Unaudited)
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
2.Basis of Presentation and Significant Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and on the same basis as our audited financial statements as of December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated balance sheet as of March 31, 2024 and the consolidated statements of operations and cash flows for the periods presented herein are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of results for the periods shown. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements referred to above. The results and trends in these interim financial statements may not be indicative of results for the full year.
Significant Accounting Policies
For a complete description of TXO Partners’ significant accounting policies, see our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
3.Related Party Transactions
We earned management fees from Cross Timbers Energy of $1.1 million for the three months ended March 31, 2024 and $1.4 million for the three months ended March 31, 2023.
4.Debt

(in thousands)	March 31, 2024	December 31, 2023
Credit Facility, 8.6% at March 31, 2024 and 8.6% at December 31, 2023	$19,000	$21,000
September 2016 Loan, 8.7% at March 31, 2024 and 8.7% at December 31, 2023	$7,100	$7,100
Total Long-term Debt	$26,100	$28,100

November 2021 Credit Facility
On November 1, 2021, we entered into a four-year, $165 million senior secured credit facility (the “Credit Facility”) with certain commercial banks, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility has a maturity date of November 1, 2025. We use the Credit Facility for general corporate purposes. In connection with the Credit Facility, we had financing fees and expenses of approximately $3.0 million as of March 31, 2024 and $3.0 million as of December 31, 2023 before accumulated amortization of $1.7 million as of March 31, 2024 and $1.5 million as of December 31, 2023. These costs are being amortized over the life of the credit facility. Such amortized expenses are recorded as interest expense on the statements of operations.

Redeterminations of the borrowing base under the Credit Facility, are based primarily on reserve reports that reflect commodity prices at such time, and occur semi-annually, in March and September, as well as upon request by the lenders at their sole discretion, no more than once per six-month period. We also have the right to request up to two additional borrowing base redeterminations each year at our discretion. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in the joint venture, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by the joint venture and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the Credit Facility, but shall exclude the fair value of derivative instruments, and current liabilities shall exclude the fair value of derivative instruments and any advances under the Credit Facility and (ii) a ratio of total indebtedness-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Effective with the Second Amendment, our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. We expect to complete our spring redetermination in May 2024. Under the terms of the Credit Facility as amended by the Second Amendment, we were in compliance with all of our debt covenants as of December 31, 2023 and March 31, 2024. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
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
5.Note Receivable from Related Party
As of March 31, 2024 and December 31, 2023, we, through our 5% ownership interest in investment assets at Cross Timbers Energy, had a note receivable totaling $7.1 million outstanding with a highly-rated, offshore subsidiary of Exxon Mobil Corporation. Under the terms of the agreement, there is no stated maturity date and Cross Timbers Energy may demand repayment of all or any portion of the outstanding balance on two business days’ notice. Interest is earned based on the one-month SOFR rate and is paid monthly. Interest income totaled $0.1 million in the first three months of 2024 and $0.1 million in the first three months of 2023.
The note receivable is treated as a non-current asset, since Cross Timbers Energy does not have any intention of demanding repayment of all or any portion of the outstanding balance at this time. Repayment would require the approval of the Cross Timbers Energy MMC.
6.Asset Retirement Obligation
Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of changes in TXO Partners’ asset retirement obligation activity for the three months ended March 31, 2024:

(in thousands)
Asset retirement obligation, January 1	$153,972
Liability settled upon plugging and abandoning wells	(203)
Accretion of discount expense	2,784
Asset retirement obligation, March 31	156,553
Less current portion	(1,750)
Asset retirement obligation, long term	$154,803
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
8.Fair Value
We periodically use commodity-based and financial derivative contracts to manage exposures to commodity price. We do not hold or issue derivative financial instruments for speculative or trading purposes. We periodically enter into futures contracts, costless collars, energy swaps, swaptions and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales (Note 9).

Fair Value of Financial Instruments
Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at March 31, 2024 and December 31, 2023. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,131	$7,131	$7,131	$7,131
Long-term debt	$(26,100)	$(26,100)	$(28,100)	$(28,100)
Derivative asset	$5,167	$5,167	$6,052	$6,052
Derivative liability	$(3,818)	$(3,818)	$(4,045)	$(4,045)
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
The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	March 31, 2024		December 31, 2023
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note receivable from related party	$7,131	$—	$7,131	$—
Long-term debt	$(26,100)	$—	$(28,100)	$—
Derivative asset	$5,167	$—	$6,052	$—
Derivative liability	$(3,818)	$—	$(4,045)	$—
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
The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$—	$—	$(3,440)	$(3,163)
Natural gas liquids futures	$273	$477	$—	$—
Natural gas futures, collars and basis swaps	$4,894	$5,575	$(378)	$(882)
Total	$5,167	$6,052	$(3,818)	$(4,045)
Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated income statements, comprises the following realized and unrealized components:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash paid to counterparties	$396	$80,438
Non-cash change in derivative fair value	$658	$(95,494)
Derivative fair value (gain) loss	$1,054	$(15,056)
Concentrations of Credit Risk
Our receivables are from a diverse group of companies including major energy companies, pipeline companies, marketing companies, local distribution companies and end-users in various industries. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss from the other companies. Including the bank that issued the letter of credit, we currently have greater concentrations of credit with several investment-grade (BBB- or better) rated companies.
9.Commodity Sales Commitments
Our policy is to consider hedging a portion of our production at commodity prices the general partner deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, the general partner may enter into hedging agreements because of the benefits of predictable, stable cash flows.
We periodically enter futures contracts, energy swaps, swaptions and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We also enter costless price collars, which set a ceiling and floor price to hedge our exposure to price fluctuations on natural gas sales. When actual commodity prices exceed the ceiling price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the floor price, we receive this difference from the counterparty. If the actual commodity price falls in between the ceiling and floor price, there is no cash settlement.

Crude Oil
We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
April 2024—June 2024	2,000	$63.27
Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $2.5 million in the first three months of 2024 and $1.3 million in the first three months of 2023. An unrealized loss decreased oil revenues by $0.3 million in the first three months of 2024 and an unrealized gain increased oil revenues by $6.2 million in the first three months of 2023.
Natural Gas Liquids
We have entered into natural gas liquids futures contracts and swap agreements for ethane that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	Gallons per Day	Weighted Average NGL OPIS Price per Gallon
Ethane
April 2024—June 2024	63,000	$0.23
Net settlements on NGL futures contracts increased NGL revenues by $0.2 million in the first three months of 2024 and $0.1 million in the first three months of 2023. An unrealized loss decreased NGL revenues by $0.2 million in the first three months of 2024 and an unrealized gain increased NGL revenues by $1.2 million in the first three months of 2023.
Natural Gas
We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
April 2024—June 2024	30,000	$3.26
We have also entered into gas collars that set a ceiling and floor price for the production and periods shown below.

		Weighted Average NYMEX Price per MMBtu
Production Period	MMBtu per Day	Floor	Ceiling
April 2024—June 2024	5,000	$3.75	$7.25

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
April 2024—December 2024	20,000	$0.25
_________________________________
(a)Reductions to NYMEX gas price for delivery location
Net settlements on gas futures and sell basis swap contracts increased gas revenues by $1.9 million in the first three months of 2024 and decreased gas revenues by $79.2 million in the first three months of 2023. An unrealized loss to record the fair value of derivative contracts decreased gas revenues by $0.2 million in the first three months of 2024 and an unrealized gain increased gas revenues by $88.0 million in the first three months of 2023.

10. Earnings per Unit

The following represents basic and diluted earnings per Common Unit for the three months ended March 31, 2024 and 2023:

	(in thousands, except per unit data)	Net income	Units	Income per Unit
2024
	Basic	$10,267	30,800	$0.33
	Dilutive effect of phantom units	—	625
	Diluted	$10,267	31,425	$0.33

2023
	Basic	$83,809	28,783	$2.91
	Dilutive effect of phantom units	—	545
	Diluted	$83,809	29,328	$2.86

11. Partners’ Capital
On May 7, 2024, the board of directors of our general partner declared a cash distribution of $0.65 per common unit for the quarter ended March 31, 2024. The distribution will be paid on May 29, 2024, to unitholders of record on May 20, 2024.
Our fourth quarter distribution of $0.58 per unit with respect to cash available for distribution for the three months ended December 31, 2023, was declared on March 5, 2024 and was paid on March 28, 2024 to unitholders of record on March 15, 2024.

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

	For the Three Months Ended March 31, 2024
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$40,804	$6,470	$21,219	$68,493
Unrealized gain (loss) on derivatives	(277)	(204)	(177)	(658)
Realized gain (loss) on derivatives	(2,493)	236	1,861	(396)
Total revenues	$38,034	$6,502	$22,903	$67,439

	For the Three Months Ended March 31, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$44,699	$7,815	$90,829	$143,343
Unrealized gain (loss) on derivatives	6,238	1,222	88,034	95,494
Realized gain (loss) on derivatives	(1,316)	86	(79,208)	(80,438)
Total Revenues	$49,621	$9,123	$99,655	$158,399
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
13. Employee Benefit Plans

In January 2024, the compensation committee approved grants of 208,875 time-vesting phantom units with distribution equivalent rights to the non-employee directors, officers and certain key employees. These phantom units will vest ratably over a three-year period for the officers and key employees and will fully vest on the one-year anniversary of the grant for the non-employee directors. The phantom units will be settled in common units and distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units.

Additionally, in January 2024, the compensation committee approved grants of 159,475 performance-vesting phantom units to the officers and certain key employees. These performance-based phantom units will be earned based on the Company’s performance during the 2024 calendar year according to certain performance objectives and will vest in one-half increments on January 31, 2026 and January 31, 2027. Prior to determination of the achievement of the performance objectives, distribution equivalent rights will be paid according to the target number of phantom units grants; following determination of the number of earned phantom units based on achievement of the performance objectives, distribution equivalent rights will be paid according to the number of earned phantom units. The phantom units will be settled in common units and distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units.

We recognized compensation expense related to these grants of $1.1 million for the three months ended March 31, 2024 and $0.6 million for the three months ended March 31, 2023. As of March 31, 2024, we had total deferred compensation expense of $10.0 million. For these non-vested unit awards, we estimate that compensation expense for service periods after March 31, 2024 will be $3.7 million in 2024, $4.7 million in 2025, $1.5 million in 2026 and $0.1 million in 2027. The weighted average remaining vesting period is 2.2 years.
14.Accrued Liabilities
Accrued liabilities consist of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued production expenses	$17,476	$17,443
Accrued severance taxes	$2,538	$2,828
Accrued ad valorem taxes	$1,237	$2,177
Accrued capital expenditures	$2,606	$676
Other accrued liabilities	$1,286	$238
Total accrued liabilities	$25,143	$23,362
15.Supplemental Cash Flow Information
Interest payments totaled $0.8 million for the three months ended March 31, 2024 and $1.3 million for the three months ended March 31, 2023. State income tax payments on behalf of our unitholders were $1.5 million during the three months ended March 31, 2024 and $0.1 million during the three months ended March 31, 2023.

16.Subsequent Events
We have evaluated subsequent events through the date the financial statements were available to be issued. See Note 11.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in Item 1 of this Quarterly Report. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Market Outlook
The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2023 through March 31, 2024, NYMEX prices for crude oil and natural gas reached a high of $93.68 per Bbl and $4.17 per MMBtu, respectively, and a low of $66.74 per Bbl and $1.58 per MMBtu, respectively. Oil prices were relatively stable over the first half of 2023 before initially increasing in the second half of 2023 as a result of expected supply constraints and hostilities in the Middle East. Since these concerns did not materialize, oil prices declined in the last month of 2023 but continuing hostilities and higher global consumption have pushed prices higher in the first quarter of 2024. WTI crude oil prices have been volatile reaching a high of $93.68 per Bbl in September 2023 before declining to $86.91 per Bbl as of April 5, 2024. Natural gas prices reached a high of $4.17 per MMbtu on January 1, 2023 before declining to $1.79 per MMbtu as of April 5, 2024.
We expect the crude oil and natural gas markets will continue to be volatile in the future. Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production. Please see “Risk Factors--Risks Related to the Natural Gas, NGL and Oil Industry and Our Business--Commodity prices are volatile--A sustained decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.”

With our anticipated cash flows from our long-lived property base, we intend to provide dynamic allocation of funds to prudently meet our goals. These goals include the highest projected economic returns on our capital budget, acquisition opportunities that fulfill our strategy, and cash distributions for the life of our legacy assets. From time to time, we may choose to amortize repayment of debt incurred in modest acquisitions to support the longer-term financial stewardship of our business. At other times, given fluctuations in industry costs and commodity prices, we may modify our capital budget or cash balances to shift funds towards cash distributions. We will use all of these tools to support our underlying strategy as a “production and distribution” enterprise.

Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial market and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. During the year ended December 31, 2022, the U.S. economy experienced the highest rate of inflation in the past 40 years. Rising inflation has been pervasive since 2022, increasing the cost of salaries, wages, supplies, material, freight, and energy. We expect relatively higher inflation to continue in 2024 resulting in higher costs. Though we incorporated inflationary factors into our 2024 business plan, inflation may outpace those assumptions. We continue to undertake actions and implement plans to strengthen our supply chain to address these pressures and protect the requisite access to commodities and services. Nevertheless, we expect for the foreseeable future to experience supply chain constraints and inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs. While prices appear to have stopped increasing as rapidly, we do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent these higher costs do not begin to reverse or start to increase again, we may experience a higher cost environment going forward. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.

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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended March 31,
	2024	2023

	(in thousands)

Net income (loss)	$10,267	$83,809
Interest expense	976	1,439
Interest income	(125)	(107)
Depreciation, depletion and amortization	10,517	10,938
Accretion of discount in asset retirement obligation	2,784	2,118
Exploration expense	123	67
Non-cash derivative (gain)/loss	658	(95,494)
Non-cash incentive compensation	1,141	639
Non-recurring (gain)/loss	$45	$—
Adjusted EBITDAX	$26,386	$3,409
Cash Interest expense	(780)	(1,259)
Cash Interest income	125	107
Exploration expense	(123)	(67)
Development costs	(2,835)	(11,278)
Cash Available for Distribution	$22,773	$(9,088)

Net cash provided by operating activities	$25,197	$17,149
Changes in operating assets and liabilities	411	(14,959)
Development costs	(2,835)	(11,278)
Cash Available for Distribution	$22,773	$(9,088)

Results of Operations

Three months ended March 31, 2024 Compared to the Three months ended March 31, 2023

	Three months ended March 31,
	2024	2023

	(in thousands)
REVENUES
Oil and condensate	$38,034	$49,621
Natural gas liquids	6,502	9,123
Natural gas	22,903	99,655
Total Revenues	67,439	158,399
EXPENSES
Production	33,083	35,324
Exploration	123	67
Taxes, transportation and other	15,573	28,903
Depreciation, depletion and amortization	10,517	10,938
Accretion of discount in asset retirement obligation	2,784	2,118
General and administrative	2,654	2,222
Total Expenses	64,734	79,572
OPERATING INCOME	2,705	78,827
OTHER INCOME (EXPENSE)
Other income	8,413	6,314
Interest income	125	107
Interest expense	(976)	(1,439)
Total Other Income	7,562	4,982
NET INCOME	$10,267	$83,809

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Three months ended March 31,
	2024	2023
Sales:
Oil and condensate sales (MBbls)	541	603
Natural gas liquids sales (MBbls)	283	269
Natural gas sales (MMcf)	7,334	6,903
Total (MBoe)	2,046	2,023
Total (MBoe/d)	22	22
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$75.42	$74.07
Oil and condensate (per Bbl) (1)	$70.30	$82.22
Natural gas liquids excluding the effects of derivatives (per Bbl)	$22.83	$29.09
Natural gas liquids (per Bbl) (2)	$22.94	$33.96
Natural gas excluding the effects of derivatives (per Mcf)	$2.89	$13.16
Natural gas (per Mcf) (3)	$3.12	$14.44
Expense per Boe:
Production	$16.17	$17.47
Taxes, transportation and other	$7.61	$14.29
Depreciation, depletion and amortization	$5.14	$5.41
General and administrative expenses	$1.30	$1.10
_________________________________
(1)Oil and condensate prices include both realized losses and unrealized gains and losses from derivatives. The unrealized losses were $0.3 million for the three months ended March 31, 2024 and the unrealized gains were $6.2 million for the three months ended March 31, 2023. The realized losses were $2.5 million for the three months ended March 31, 2024 and $1.3 million for the three months ended March 31, 2023.
(2)Natural gas liquids prices include both realized and unrealized gains and losses from derivatives. The unrealized losses were $0.2 million for the three months ended March 31, 2024 and the unrealized gains were $1.2 million for the three months ended March 31, 2023. The realized gains were $0.2 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023.
(3)Natural gas prices include both realized losses and unrealized gains and losses from derivatives. The unrealized losses were $0.2 million for the three months ended March 31, 2024 and the unrealized gains were $88.0 million for the three months ended March 31, 2023. The realized gains were $1.9 million for the three months ended March 31, 2024 and the realized losses were $79.2 million for the three months ended March 31, 2023.
Revenues
Revenues decreased $91.0 million, or 57%, from $158.4 million for the three months ended March 31, 2023 to $67.4 million for the three months ended March 31, 2024. The decrease was primarily attributable to a 78% decrease in the average selling price of natural gas, excluding the effects of derivatives, resulting in a decrease in revenue of $70.9 million and a decrease in the average selling price on NGLs of 22%, excluding the effects of derivatives, resulting in a decrease in revenue of $1.7 million. Additionally, net losses on our hedging activity of $16.1 million, of which $96.2 million were unrealized losses partially offset by $80.0 million of realized gains. Finally, revenue decreased $3.1 million in spite of an increase in production of 23 MBoe primarily as a result of declines in Permian Basin oil production being offset by increases in San Juan Basin NGL and natural gas production. These decreases were partially offset by an increase in the average selling price, excluding the effects of derivatives, on oil of 2% resulting in an increase in revenue of $0.8 million.
Production expenses
Production expenses decreased $2.2 million, or 6%, from $35.3 million for the three months ended March 31, 2023 to $33.1 million for the three months ended March 31, 2024. This decrease is primarily due to decreased maintenance and CO2 costs.

On a per unit basis, production expenses decreased from $17.47 per Boe sold for the three months ended March 31, 2023 to $16.17 per Boe sold for the three months ended March 31, 2024. The decrease is primarily related to lower maintenance and CO2 costs.
Taxes, transportation, and other
Taxes, transportation, and other decreased $13.3 million, or 46%, from $28.9 million for the three months ended March 31, 2023 to $15.6 million for the three months ended March 31, 2024. The decrease is primarily attributable to the decrease in natural gas and NGLs prices and oil production partially offset by increased oil prices and natural gas and NGLs production.
On a per unit basis, taxes, transportation, and other decreased from $14.29 per Boe sold for the three months ended March 31, 2023 to $7.61 per Boe sold for the three months ended March 31, 2024. The decrease is primarily related to the lower natural gas prices and change in production mix.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization decreased $0.4 million, or 4%, from $10.9 million for the three months ended March 31, 2023 to $10.5 million for the three months ended March 31, 2024. The decrease is primarily attributable to changes in production mix.
On a per unit basis, depreciation, depletion, and amortization decreased from $5.41 per Boe sold for the three months ended March 31, 2023 to $5.14 per Boe sold for the three months ended March 31, 2024. The decrease is primarily related to changes in production mix.
General and administrative
General and administrative (“G&A”) expenses increased $0.4 million, or 19%, from $2.2 million for the three months ended March 31, 2023 to $2.7 million for the three months ended March 31, 2024. The increase is primarily attributable to higher personnel costs of $0.8 million due in part to amortization of unit awards.
On a per unit basis, G&A expense increased from $1.10 per Boe sold for the three months ended March 31, 2023 to $1.30 per Boe sold for the three months ended March 31, 2024. The increase is primarily related to increased personnel costs.
Other income
Other income increased $2.1 million, or 33%, from $6.3 million for the three months ended March 31, 2023 to $8.4 million for the three months ended March 31, 2024. The increase is primarily attributable to a $1.6 million bonus payment on a term assignment and a $0.9 million increase in marketing income partially offset by lower CO2 and plant income of $0.3 million. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.
Interest expense
Interest expense decreased $0.5 million, or 32%, from $1.4 million for the three months ended March 31, 2023 to $1.0 million for the three months ended March 31, 2024. The decrease is primarily attributable to the decreased borrowings due in part to the January 2023 initial public offering partially offset by a higher interest rate.
Liquidity and Capital Resources
Our primary sources of liquidity and capital will be cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $19.0 million at March 31, 2024 and $21.0 million at December 31, 2023, and the remaining availability under our Credit Facility was $146.0 million at March 31, 2024 and $144.0 million at December 31, 2023. Additionally, we had positive net working capital (including cash and excluding the effects of derivative instruments) of $12.9 million at March 31, 2024 and $14.1 million at December 31, 2023.

Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. The first quarter distribution of $0.65 per unit with respect to cash available for distribution for the three months ended March 31, 2024, was declared on May 7, 2024 and will be paid May 29, 2024 to unitholders of record on May 20, 2024.
Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions were $3.0 million for the three months ended March 31, 2024 and $12.4 million for the three months ended March 31, 2023.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”
We incurred costs of approximately $4.8 million for drilling, completion and recompletion activities and facilities costs in the three months ended March 31, 2024 and we have budgeted approximately $20.0 - $28.0 million for such costs in 2024.
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
Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our distributions, meet our debt obligations and fund our 2024 capital development programs from cash flow from operations and borrowings under our Credit Facility.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Net cash provided by operating activities	$25,197	$17,149
Net cash used by investing activities	(3,015)	(12,381)
Net cash used by financing activities	(22,117)	(6,724)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net cash provided by operating activities
Net cash provided by operating activities increased $8.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to a reversal of the effects of derivatives and decreased costs partially offset by a decline in operating results, excluding the effects of derivatives, primarily due to lower natural gas realizations.
Net cash used by investing activities
Net cash used by investing activities decreased $9.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to a decrease in development costs of $8.4 million, proved property acquisitions of $0.2 million and other asset additions of $0.7 million.
Net cash used by financing activities

	Three months ended March 31,
	2024	2023
	(in thousands)
Proceeds from long-term debt	$10,000	$37,000
Payments on long-term debt	(12,000)	(150,000)
Net proceeds from initial public offering	—	106,277
Proceeds from sale of units to cover withholding taxes	187	—
Withholding taxes paid on vesting of restricted units	(851)	—
Debt issuance costs	(2)	(1)
Distributions	(19,451)	—
Net cash used in financing activities	$(22,117)	$(6,724)
Net cash used in financing activities increased $15.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the absence of proceeds from the initial public offering of $106.3 million, increased distributions of $19.5 million and net withholding tax payments on vesting of restricted units of $0.7 million partially offset by a decrease in net repayments under our credit facility of $111.0 million.
Revolving credit agreement
On November 1, 2021, we entered into a four-year, $165 million senior secured credit facility with certain commercial banks, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The facility has a maturity date of November 1, 2025 and as of October 25, 2023, the last date of redetermination, our borrowing base was $165 million.
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
At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). The weighted average interest rate on Credit Facility borrowings was 8.6% in the three months ended March 31, 2024.
We are required to maintain (i) a current ratio (the ratio of current assets to current liabilities) greater than 1.0 to 1.0, which for purposes of this definition includes availability under the Credit Facility but excludes the fair value of derivative instruments, and (ii) a ratio of total net debt-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio, total net debt is total debt for borrowed money (including capital leases and purchase money debt) minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means the sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments.
We had $19.0 million debt outstanding and $146.0 million available under our Credit Facility as of March 31, 2024.
Contractual obligations and commitments
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Derivative contracts
We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of March 31, 2024, the current liability related to such contracts was $3.8 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas. For further information on derivative contracts, see Note 9 in the financial statements included elsewhere in this Quarterly Report.
Asset Retirement Obligation
At March 31, 2024, we had asset retirement obligations of $156.6 million inclusive of a current portion of $1.8 million. For further information on asset retirement obligations, see Note 6 in the financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies

There has been no change in our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 5, 2024.
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
As of March 31, 2024, the fair market value of our oil, NGL and natural gas derivative contracts was a net asset of $1.3 million. Based upon our open commodity derivative positions at March 31, 2024, a hypothetical 10% change in the NYMEX WTI and Henry Hub prices, OPIS prices and basis prices would change our net oil, NGL and natural gas derivative liability by approximately $2.0 million.

(in thousands)	Fair Value at March 31, 2024	Hypothetical Price Increase or Decrease of 10%
Derivative asset (liability) – Crude Oil	$(3,440)	$1,495
Derivative asset (liability) – Natural Gas Liquids	$273	$107
Derivative asset (liability) – Natural Gas	$4,516	$441
Net cash used in financing activities	$1,349	$2,043
The hypothetical change in fair value could be a gain or loss depending on whether prices increase or decrease.
Counterparty and customer credit risk
Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds in major financial institutions. We often have balances in excess of the federally insured limits.
We sell oil, NGL and natural gas production to various types of customers. Credit is extended based on an evaluation of the customer’s financial condition and historical payment record. The future availability of a ready market for our production depends on numerous factors outside of our control, none of which can be predicted with certainty. For the years ended December 31, 2023 and December 31, 2022, we had two and two customers, respectively, that each accounted for more than 10% of total revenues. We do not believe the loss of any single purchaser would materially impact our operating results because oil, NGLs and natural gas are fungible products with well-established markets and numerous purchasers.
At March 31, 2024, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.
Interest rate risk
At March 31, 2024, we had $19.0 million of variable rate debt outstanding. Based on this and expected borrowing levels in 2024, a change in interest rates would be de minimis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the fiscal quarter ended March 31, 2024, there were no adoptions, modifications or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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