Form 10-Q
period 2024-06-30
TXO Partners, L.P.
filed 2024-08-06
CIK 1559432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 38,413,332 common units as of August 6, 2024.

i

Part I - Financial Information
Item 1. Financial Statements

TXO PARTNERS, L.P. Consolidated Balance Sheets
(in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75,999	$4,505
Accounts receivable, net	28,509	32,226
Derivative fair value	—	6,052
Other	12,515	12,406
Total Current Assets	117,023	55,189
Property and Equipment, at cost – successful efforts method:
Proved properties	1,578,274	1,540,105
Unproved properties	18,648	18,479
Other	84,574	83,854
Total Property and Equipment	1,681,496	1,642,438
Accumulated depreciation, depletion and amortization	(1,033,940)	(1,013,115)
Net Property and Equipment	647,556	629,323
Other Assets:
Note receivable from related party	7,131	7,131
Other	2,809	3,970
Total Other Assets	9,940	11,101
TOTAL ASSETS	$774,519	$695,613
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$8,829	$8,598
Accrued liabilities	22,926	23,362
Derivative fair value	991	4,045
Asset retirement obligation, current portion	1,750	1,750
Other current liabilities	1,346	1,361
Total Current Liabilities	35,842	39,116
Long-term Debt	7,100	28,100
Other Liabilities:
Asset retirement obligation	157,294	152,222
Other liabilities	1,495	2,377
Total Other Liabilities	158,789	154,599
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	572,788	473,798
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$774,519	$695,613
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Oil and condensate	$42,799	$47,691	$80,833	$97,312
Natural gas liquids	6,670	7,033	13,172	16,156
Gas	7,839	5,748	30,742	105,403
Total Revenues	57,308	60,472	124,747	218,871
EXPENSES
Production	36,439	39,357	69,522	74,681
Exploration	71	16	194	83
Taxes, transportation and other	13,201	15,088	28,774	43,991
Depreciation, depletion and amortization	10,332	11,543	20,849	22,481
Accretion of discount in asset retirement obligation	2,781	2,159	5,565	4,277
General and administrative	4,591	1,084	7,245	3,306
Total Expenses	67,415	69,247	132,149	148,819
OPERATING INCOME (LOSS)	(10,107)	(8,775)	(7,402)	70,052
OTHER INCOME (EXPENSE)
Other income	13,842	6,720	22,255	13,034
Interest income	122	127	247	234
Interest expense	(1,049)	(618)	(2,025)	(2,057)
Total Other Income	12,915	6,229	20,477	11,211
NET INCOME (LOSS)	$2,808	$(2,546)	$13,075	$81,263

NET INCOME (LOSS) PER COMMON UNIT
Basic	$0.09	$(0.08)	$0.42	$2.73
Diluted	$0.09	$(0.08)	$0.41	$2.68

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	31,153	30,750	30,976	29,772
Diluted	31,708	30,750	31,567	30,313
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30, 2024
	2024	2023
OPERATING ACTIVITIES
Net income	$13,075	$81,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	20,849	22,481
Accretion of discount in asset retirement obligation	5,565	4,277
Derivative fair value (gain) loss	726	(8,235)
Net cash received from (paid to) counterparties	2,272	(78,194)
Non-cash incentive compensation	2,973	1,591
Other non-cash items	483	360
Changes in operating assets and liabilities (a)	2,139	12,010
Cash Provided by Operating Activities	48,082	35,553
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	5	—
Proved property acquisitions	(29,400)	(6,105)
Development costs	(8,198)	(21,196)
Unproved property acquisitions	(169)	(60)
Other property and asset additions	(720)	(1,222)
Cash Used by Investing Activities	(38,482)	(28,583)
FINANCING ACTIVITIES
Proceeds from long-term debt	61,000	48,000
Payments on long-term debt	(82,000)	(147,000)
Net proceeds from public offering	122,500	—
Net proceeds from initial public offering	—	106,277
Proceeds from sale of units to cover withholding taxes	930	—
Withholding taxes paid on vesting of restricted units	(851)	—
Debt issuance costs	(48)	(110)
Distributions	(39,637)	(18,901)
Cash Provided by (Used by) Financing Activities	61,894	(11,734)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,494	(4,764)
Cash and Cash Equivalents, beginning of period	4,505	9,204
Cash and Cash Equivalents, end of period	$75,999	$4,440

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$3,628	$21,834
Other current assets	(124)	903
Current liabilities	(805)	(10,059)
Other operating liabilities	(560)	(668)
	$2,139	$12,010
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Members’ Equity (Unaudited)
(in thousands)

	Common Units
	Units	$
Balances, March 31, 2024	30,938	$465,731
Net income	—	2,808
Net proceeds from sale of units	6,500	122,500
Proceeds from sale of units to cover withholding taxes		103
Expensing of unit awards	—	1,832
Distributions to unitholders	—	(20,186)
Balances, June 30, 2024	37,438	$572,788

	Units	$
Balances, March 31, 2023	30,750	$708,525
Net loss	—	(2,546)
Expensing of unit awards	—	952
Distributions to unitholders	—	(18,901)
Balances, June 30, 2023	30,750	$688,030

	Units	$
Balances, December 31, 2023	30,750	$473,798
Net income	—	13,075
Net proceeds from sale of units	6,500	122,500
Proceeds from sale of units to cover withholding taxes	188	930
Withholding taxes paid on vesting of restricted units	—	(851)
Expensing of unit awards	—	2,973
Distributions to unitholders	$—	$(39,637)
Balances, June 30, 2024	37,438	$572,788

	Units	$
Balances, December 31, 2022	14,356	$315,463
Net income	—	81,263
Net proceeds from initial public offering	5,750	102,540
Expensing of unit awards	—	1,591
Distributions to unitholders	—	(18,901)
Conversion of Series 5 preferred to Common equity	10,644	206,074
Balances, June 30, 2023	30,750	$688,030

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
2.Basis of Presentation and Significant Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and on the same basis as our audited financial statements as of December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated balance sheet as of June 30, 2024 and the consolidated statements of operations, members’ equity and cash flows for the periods presented herein are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of results for the periods shown. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements referred to above. The results and trends in these interim financial statements may not be indicative of results for the full year.
Significant Accounting Policies
For a complete description of TXO Partners’ significant accounting policies, see our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
3.Related Party Transactions
We earned management fees from Cross Timbers Energy of $1.3 million for the three months ended June 30, 2024 and $1.4 million for the three months ended June 30, 2023. We earned management fees from Cross Timbers Energy of $2.4 million for the six months ended June 30, 2024 and $2.8 million for the six months ended June 30, 2023.
4.Acquisitions
In June 2024, we entered into a purchase agreement to purchase certain oil and gas assets from Eagle Mountain Energy Partners, which are located in the Elm Coulee field in Montana and the Russian Creek field in North Dakota which are part of the Greater Williston Basin, for cash consideration of $225.0 million and 2.5 million common units of TXO, subject to customary purchase price adjustments (the “EMEP Acquisition”). In connection with entering into the purchase agreement, we paid a deposit of $27.6 million. The EMEP Acquisition is expected to close during the third quarter of 2024 and is expected to be funded by a combination of cash on hand from the public offering (Note 12) and borrowings under our Credit Facility (Note 5).

Additionally, in June 2024, we entered into a purchase agreement to purchase certain oil and gas assets from Kaiser-Francis Oil Company in the Russian Creek field in North Dakota for cash consideration of $18.2 million (the “KFOC Acquisition”). In connection with entering into the purchase agreement, we paid a deposit of $1.8 million. The KFOC Acquisition closed August 1, 2024. Our preliminary purchase price allocation included $19.8 million to proved properties and $1.6 million to asset retirement obligation. The KFOC Acquisition was funded by cash on hand from the public offering (Note 12).
5.Debt

(in thousands)	June 30, 2024	December 31, 2023
Credit Facility, —% at June 30, 2024 and 8.6% at December 31, 2023	$—	$21,000
September 2016 Loan, 8.7% at June 30, 2024 and 8.7% at December 31, 2023	$7,100	$7,100
Total Long-term Debt	$7,100	$28,100
November 2021 Credit Facility
On November 1, 2021, we entered into a four-year, $165 million senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes, and it has a maturity date of November 1, 2025. On May 17, 2024, the lenders under the Credit Facility agreed to reaffirm our borrowing base of $165 million. In connection with the Credit Facility, we incurred financing fees and expenses of approximately $3.0 million as of June 30, 2024 and $3.0 million as of December 31, 2023 before accumulated amortization of $1.9 million as of June 30, 2024 and $1.5 million as of December 31, 2023. These costs are being amortized over the life of the credit facility. Such amortized expenses are recorded as interest expense on the statements of operations.
Redeterminations of the borrowing base under the Credit Facility, are based primarily on reserve reports that reflect commodity prices at such time, and occur semi-annually, in March and September, as well as upon request by the lenders at their sole discretion, no more than once per six-month period. We also have the right to request up to two additional borrowing base redeterminations each year at our discretion. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in the joint venture, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by Cross Timbers Energy and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the Credit Facility but shall exclude the fair value of derivative instruments and current liabilities shall exclude the fair value of derivative instruments and any advances under the Credit Facility and (ii) a ratio of total indebtedness to EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Effective with the Second Amendment, our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility as amended, we were in compliance with all of our debt covenants as of June 30, 2024 and

December 31, 2023. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
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
6.Note Receivable from Related Party
As of June 30, 2024 and December 31, 2023, we, through our 5% ownership interest in investment assets at Cross Timbers Energy, had a note receivable totaling $7.1 million outstanding with a highly-rated, offshore subsidiary of Exxon Mobil Corporation. Under the terms of the agreement, there is no stated maturity date and Cross Timbers Energy may demand repayment of all or any portion of the outstanding balance on two business days’ notice. Interest is earned based on the one-month SOFR rate and is paid monthly. Interest income totaled $0.2 million in the first six months of 2024 and $0.2 million in the first six months of 2023.
The note receivable is treated as a non-current asset, since Cross Timbers Energy does not have any intention of demanding repayment of all or any portion of the outstanding balance at this time. Repayment would require the approval of the Cross Timbers Energy MMC.
7.Asset Retirement Obligation
Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of changes in TXO Partners’ asset retirement obligation activity for the six months ended June 30, 2024:

(in thousands)
Asset retirement obligation, January 1	$153,972
Liability incurred upon acquiring and drilling wells	—
Liability settled upon plugging and abandoning wells	(493)
Accretion of discount expense	5,565
Asset retirement obligation, June 30	159,044
Less current portion	(1,750)
Asset retirement obligation, long term	$157,294

8.Commitments and Contingencies
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
9.Fair Value
We periodically use commodity-based and financial derivative contracts to manage exposures to commodity price. We do not hold or issue derivative financial instruments for speculative or trading purposes. We periodically enter into futures contracts, costless collars, energy swaps, swaptions and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales (Note 10).
Fair Value of Financial Instruments
Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at June 30, 2024 and December 31, 2023. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,131	$7,131	$7,131	$7,131
Long-term debt	$(7,100)	$(7,100)	$(28,100)	$(28,100)
Derivative asset	$—	$—	$6,052	$6,052
Derivative liability	$(991)	$(991)	$(4,045)	$(4,045)
The fair value of our note receivable from related party approximates the carrying amount because the interest rate is based on current market interest rates and can be called upon two business days’ notice (Note 6). The fair value of our long-term debt approximates the carrying amount because the interest rate is reset periodically at then current market rates (Note 5).
The fair value of our note receivable from related party (Note 6), derivative asset/(liability) (Note 10) and our long-term debt (Note 5) is measured using Level 2 inputs, and are determined by either market prices on an active market for similar assets or other market-corroborated prices. Counterparty credit risk is considered when determining the fair value of our note receivable and net derivative asset (liability). Since our counterparty is highly rated, the fair value of our note receivable from related party does not require an adjustment to account for the risk of nonperformance by the counterparty, however, an adjustment for counterparty credit risk has been applied to the net derivative asset (liability).

The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	June 30, 2024		December 31, 2023
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note receivable from related party	$7,131	$—	$7,131	$—
Long-term debt	$(7,100)	$—	$(28,100)	$—
Derivative asset	$—	$—	$6,052	$—
Derivative liability	$(991)	$—	$(4,045)	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments whenever events or circumstances indicate that the carrying value of those assets may not be recoverable and are based upon Level 3 inputs. These assets and liabilities can include assets and liabilities acquired in a business combination, proved and unproved oil and natural gas properties, asset retirement obligations and other long-lived assets that are written down to fair value when they are impaired. Such fair value estimates require assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.
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
Commodity Price Hedging Instruments
We periodically enter into futures contracts, energy swaps, swaptions, costless collars and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas and natural gas liquids sales. When actual commodity prices exceed the fixed price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. See Note 10.
The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$—	$—	$—	$(3,163)
Natural gas liquids futures	$—	$477	$—	$—
Natural gas futures, collars and basis swaps	$—	$5,575	$(991)	$(882)
Total	$—	$6,052	$(991)	$(4,045)

Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated income statements, comprises the following realized and unrealized components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net cash (received from) paid to counterparties	$(2,668)	$(2,244)	$(2,272)	$78,194
Non-cash change in derivative fair value	$2,340	$9,065	$2,998	$(86,429)
Derivative fair value (gain) loss	$(328)	$6,821	$726	$(8,235)
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
10.Commodity Sales Commitments
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
Crude Oil
Our crude oil futures contracts and sell basis swap agreements that effectively fixed prices on our oil production expired in June 2024.
Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $3.1 million in the three months ended June 30, 2024 and $0.7 million in the three months ended June 30, 2023. Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $5.6 million in the six months ended June 30, 2024 and $2.1 million in the six months ended June 30, 2023. An unrealized gain increased oil revenues by $3.4 million in the three months ended June 30, 2024 and $3.7 million in three months ended June 30, 2023. An unrealized gain increased oil revenues by $3.2 million in the six months ended June 30, 2024 and $9.9 million in six months ended June 30, 2023.
Natural Gas Liquids
Our natural gas liquids futures contracts and swap agreements for ethane that effectively fixed prices on our natural gas liquids production expired in June 2024.
Net settlements on NGL futures contracts increased NGL revenues by $0.2 million in the three months ended June 30, 2024 and $0.3 million in the three months ended June 30, 2023. Net settlements on NGL futures contracts increased NGL revenues by $0.5 million in the six months ended June 30, 2024 and $0.4 million in the six months ended June 30, 2023. An unrealized loss decreased NGL revenues by $0.3 million in the three months ended June 30, 2024 and $0.6 million in the three months ended June 30, 2023. An unrealized loss decreased NGL revenues by $0.5 million in the six months ended June 30, 2024 and an unrealized gain increased NGL revenues by $0.6 million in the six months ended June 30, 2023.

Natural Gas
Our natural gas futures contracts, swap agreements and collars that effectively fixed prices on our natural gas production expired in June 2024.
The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
July 2024—December 2024	20,000	$0.25
_________________________________
(a)Reductions to NYMEX gas price for delivery location
Net settlements on gas futures and sell basis swap contracts increased gas revenues by $5.6 million in the three months ended June 30, 2024 and $2.7 million in the three months ended June 30, 2023. Net settlements on gas futures and sell basis swap contracts increased gas revenues by $7.4 million in the six months ended June 30, 2024 and decreased gas revenues by $76.5 million in the six months ended June 30, 2023. An unrealized loss to record the fair value of derivative contracts decreased gas revenues by $5.5 million in the three months ended June 30, 2024 and $12.1 million in the three months ended June 30, 2023. An unrealized loss to record the fair value of derivative contracts decreased gas revenues by $5.7 million in the six months ended June 30, 2024 and an unrealized gain increased gas revenues by $75.9 million in the six months ended June 30, 2023.

11. Earnings per Unit

The following represents basic and diluted earnings (loss) per Common Unit for the three and six months ended June 30, 2024 and 2023:

(in thousands, except per unit data)	Net income (loss)	Units	Income (loss) per Unit
Three Months Ended June 30, 2024
Basic	$2,808	31,153	$0.09
Dilutive effect of phantom units	—	556
Diluted	$2,808	31,708	$0.09

Three Months Ended June 30, 2023
Basic	$(2,546)	30,750	$(0.08)
Dilutive effect of phantom units	—	—
Diluted	$(2,546)	30,750	$(0.08)

Six Months Ended June 30, 2024
Basic	$13,075	30,976	$0.42
Dilutive effect of phantom units	—	590
Diluted	$13,075	31,567	$0.41

Six Months Ended June 30, 2023
Basic	$81,263	29,772	$2.73
Dilutive effect of phantom units	—	541
Diluted	$81,263	30,313	$2.68

All restricted units, totaling 538 thousand units, were excluded from the calculation of earnings per share for the three months ended June 30, 2023, because the units are anti-dilutive.

12.Partners’ Capital

On August 6, 2024, the board of directors of our general partner declared a cash distribution of $0.57 per common unit for the quarter ended June 30, 2024. The distribution will be paid on August 27, 2024, to unitholders of record on August 20, 2024.

On May 7, 2024, the board of directors of our general partner declared a cash distribution of $0.65 per common unit for the quarter ended March 31, 2024. The distribution was paid on May 29, 2024, to unitholders of record on May 20, 2024.

On March 05, 2024, the board of directors of our general partner declared a cash distribution of $0.58 per common unit for the quarter ended December 31, 2023. The distribution was paid on March 28, 2024 to unitholders of record on March 15, 2024.

On June 28, 2024, we completed an underwritten public offering for the sale of 6.5 million common units at a price of $20.00 per common unit resulting in estimated proceeds of $122.5 million net of estimated underwriting discounts, commissions and other costs (“the Offering”). We intend to use the net proceeds from the Offering to fund a portion of the cash consideration for the EMEP Acquisition and the KFOC Acquisition (together, the “Williston Acquisitions”) (Note 4). Pending the closing of the Williston Acquisitions, we used a portion of these proceeds to repay all outstanding borrowings under the Credit Facility (Note 5).

On July 2, 2024, we completed the sale of an additional 975,000 common units at a price of $20.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the Offering, resulting in additional proceeds of approximately $18.5 million net of estimated underwriting discounts, commissions and other costs. We will use the estimated net proceeds to pay a portion of the cash consideration for the Williston Acquisitions.

13. Revenue from Contracts with Customers
The Partnership recognizes sales of oil, natural gas, and NGLs when it satisfies a performance obligation by transferring control of the product to a customer, in an amount that reflects the consideration to which the Partnership expects to be entitled in exchange for the product.
As discussed in Note 10, the Partnership recognizes the impact of derivative gains and losses as a component of revenue. See table below for the reconciliation of revenue from contracts with customers and derivative gains and losses.

	Three Months Ended June 30, 2024
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$42,505	$6,706	$7,769	$56,980
Unrealized gain (loss) on derivatives	3,440	(273)	(5,507)	(2,340)
Realized gain (loss) on derivatives	(3,146)	237	5,577	2,668
Total revenues	$42,799	$6,670	$7,839	$57,308

	Three Months Ended June 30, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$44,783	$7,322	$15,188	$67,293
Unrealized gain (loss) on derivatives	3,658	(600)	(12,123)	(9,065)
Realized gain (loss) on derivatives	(750)	311	2,683	2,244
Total Revenues	$47,691	$7,033	$5,748	$60,472

	Six Months Ended June 30, 2024
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$83,309	$13,176	$28,988	$125,473
Unrealized gain (loss) on derivatives	3,163	(477)	(5,684)	(2,998)
Realized gain (loss) on derivatives	$(5,639)	$473	$7,438	$2,272
Total revenues	$80,833	$13,172	$30,742	$124,747

	Six Months Ended June 30, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$89,482	$15,137	$106,017	$210,636
Unrealized gain (loss) on derivatives	9,896	622	75,911	86,429
Realized gain (loss) on derivatives	(2,066)	397	(76,525)	(78,194)
Total revenues	$97,312	$16,156	$105,403	$218,871

Natural Gas and NGL Sales
Under our natural gas processing contracts, we deliver natural gas to a midstream processing entity at the wellhead or at the inlet of a facility. The midstream provider gathers and processes the product, and both the residue gas and the resulting natural gas liquids are sold at the tailgate of the plant. The Partnership’s natural gas production is primarily sold under market-sensitive contracts that are typically priced at a differential to the published natural gas index price for the producing area due to the natural gas quality and the proximity to the market. We evaluated these arrangements and determined that control of the products transfers at the tailgate of the plant, meaning that the Partnership is the principal, and the third-party purchaser is its customer. As such, we present the gas and NGL sales on a gross basis and the related gathering and processing costs as a component of taxes, transportation, and other on the statement of operations.
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
For the Partnership’s product sales that have a contract term greater than one year, the Partnership has utilized the practical expedient in ASC 606-10-50-14(a), which states the Partnership is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligation is not required.
14. Employee Benefit Plans

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

The following summarizes the status of nonvested phantom units as of June 30, 2024:

(in thousands, except per unit amounts)	Weighted Average Grant Date Fair Value	Number of Units
Nonvested at January 1, 2024	$20.00	535,000
Grants	$18.62	208,875
Vestings	$20.00	(188,332)
Nonvested at June 30, 2024	$19.48	555,543

We recognized compensation expense related to these grants of $3.0 million for the six months ended June 30, 2024 and $1.6 million for the six months ended June 30, 2023. As of June 30, 2024, we had total deferred compensation expense of $12.4 million. For these non-vested unit awards, we estimate that compensation expense for service periods after June 30, 2024 will be $3.2 million in 2024, $6.1 million in 2025, $2.9 million in 2026 and $0.2 million in 2027. The weighted average remaining vesting period is 1.9 years.
15.Accrued Liabilities
Accrued liabilities consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued production expenses	$15,493	$17,443
Accrued severance taxes	$1,834	$2,828
Accrued ad valorem taxes	$1,813	$2,177
Accrued bonuses	$2,432	$—
Accrued capital expenditures	$1,276	$676
Other accrued liabilities	$78	$238
Total accrued liabilities	$22,926	$23,362
16.Supplemental Cash Flow Information
Interest payments totaled $1.8 million for the six months ended June 30, 2024 and $1.7 million for the six months ended June 30, 2023. Income tax payments were $1.9 million during the six months ended June 30, 2024 and $1.1 million during the six months ended June 30, 2023.
17.Subsequent Events
We have evaluated subsequent events through the date the financial statements were available to be issued. See Notes 4 and 12.

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

•risks related to the Williston Acquisitions, including the risk that we may fail to complete the EMEP Acquisition on the terms and timing currently contemplated or at all, and/or to realize the expected benefits of the Williston Acquisitions;

•the concentration of our operations in the Permian Basin, the San Juan Basin and, following completion of the Williston Acquisitions, the Williston Basin;

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
Overview
We are an independent oil and natural gas company focused on the acquisition, development, optimization and exploitation of conventional oil, natural gas and natural gas liquid reserves in North America. Our properties are predominately located in the Permian Basin of New Mexico and Texas, the San Juan Basin of New Mexico and Colorado and, following completion of the Williston Acquisitions, the Williston Basin; .

Recent Developments

Williston Basin Acquisitions
In June 2024, we entered into a purchase agreement to purchase certain oil and gas assets from Eagle Mountain Energy Partners, which are located in the Elm Coulee field in Montana and the Russian Creek field in North Dakota, for cash consideration of $225.0 million and 2.5 million common units of TXO, subject to customary purchase price adjustments. In connection with entering into the purchase agreement, we paid a deposit of $27.6 million. The EMEP Acquisition is expected to close during the third quarter of 2024 and is expected to be funded by a combination of cash on hand from the Offering and borrowings under our Credit Facility.

Additionally, in June 2024, we entered into a purchase agreement to purchase certain oil and gas assets from Kaiser-Francis Oil Company in the Russian Creek field in North Dakota for cash consideration of $18.2 million. In connection with entering into the purchase agreement, we paid a deposit of $1.8 million. The KFOC Acquisition closed August 1, 2024. The KFOC Acquisition was funded by cash on hand from the Offering.

Equity Offering
On June 28, 2024, we completed the Offering for the sale of 6.5 million common units at a price of $20.00 per common unit, which resulted in estimated proceeds of $122.5 million net of estimated underwriting discounts, commissions and other costs. On July 2, 2024, we completed the sale of an additional 975,000 common units at a price of $20.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the Offering, resulting in additional proceeds of approximately $18.5 million net of estimated underwriting discounts, commissions and other costs. We intend to use the net proceeds from the Offering to fund a portion of the cash consideration for the Williston Acquisitions. Pending the closing of the Williston Acquisitions, we used a portion of these proceeds to repay all outstanding borrowings under the Credit Facility.
Market Outlook
The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2023 through June 30, 2024, NYMEX prices for crude oil and natural gas reached a high of $93.68 per Bbl and $4.17 per MMBtu, respectively, and a low of $66.74 per Bbl and $1.58 per MMBtu, respectively. Oil prices were relatively stable over the first half of 2023 before initially increasing in the second half of 2023 as a result of expected supply constraints and hostilities in the Middle East. Since these concerns did not materialize, oil prices declined in the last month of 2023 but continuing hostilities and higher global consumption have pushed prices higher in the first half of 2024. WTI crude oil prices have been volatile reaching a high of $93.68 per Bbl in September 2023 before declining to $82.77 per Bbl as of July 18, 2024. Natural gas prices reached a high of $4.17 per MMbtu in January 2023 before declining to $2.07 per MMbtu as of July 18, 2024.
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

Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial market and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. During the year ended December 31, 2022, the U.S. economy experienced the highest rate of inflation in the past 40 years. Rising inflation has been pervasive since 2022, increasing the cost of salaries, wages, supplies, material, freight, and energy. While we expect inflation to moderate in 2024, inflation continues to run higher than the Federal Reserve target, resulting in higher costs. We continue to undertake actions and implement plans to address these pressures and protect the requisite access to commodities and services, however, these mitigation efforts may not succeed or be insufficient. Nevertheless, we expect for the foreseeable future to experience inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs. While prices appear to have stopped increasing as rapidly, we do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent these higher costs do not begin to reverse or start to increase again, we may experience a higher cost environment going forward. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.

Assuming the EMEP Acquisition is consummated in the third quarter of 2024 and the EMEP planned capital program is successfully completed, we expect the average daily production on the Williston assets to increase to an estimated 4,955 BOE/day, consisting of approximately 78% oil, 12% NGLs and 10% gas. The EMEP capital program, totaling $30 million to $35 million, is for the completion of one new operated horizontal well, nine operated refracs and four non-operated new horizontal wells. We expect to hedge a portion of the underlying production to protect our distributions and the balance sheet. The combined reserves from the Williston Acquisitions, after giving effect to EMEP’s 2024 development program, are expected to have a three-year average annual decline rate of approximately 14%.

We expect that approximately $120.0 million of the funds to close the EMEP Acquisition will be borrowings under our Credit Facility, which is expected to increase our net-debt-to-Adjusted EBITDAX ratio to approximately one times.

As a result of the Williston Acquisitions (assuming the EMEP Acquisition closes), we expect to increase our total leasehold and mineral acreage from approximately 846,000 gross (372,000 net) to approximately 1,120,000 gross (550,000 net).
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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)

Net income (loss)	$2,808	$(2,546)	$13,075	$81,263
Interest expense	1,049	618	2,025	2,057
Interest income	(122)	(127)	(247)	(234)
Depreciation, depletion and amortization	10,332	11,543	20,849	22,481
Accretion of discount in asset retirement obligation	2,781	2,159	5,565	4,277
Exploration expense	71	16	194	83
Unrealized (gain)/loss on derivatives	2,340	9,065	2,998	(86,429)
Non-cash incentive compensation	1,832	952	2,973	1,591
Non-recurring (gain)/loss	$45	$—	$90	$—
Adjusted EBITDAX	$21,136	$21,680	$47,522	$25,089
Cash Interest expense	(852)	(438)	(1,632)	(1,697)
Cash Interest income	122	127	247	234
Exploration expense	(71)	(16)	(194)	(83)
Development costs	(5,354)	(9,918)	(8,198)	(21,196)
Cash Available for Distribution	$14,981	$11,435	$37,745	$2,347

Net cash provided by operating activities	$22,885	$18,404	$48,082	$35,553
Changes in operating assets and liabilities	(2,550)	2,949	(2,139)	(12,010)
Development costs	(5,354)	(9,918)	(8,198)	(21,196)
Cash Available for Distribution	$14,981	$11,435	$37,745	$2,347

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023

	(in thousands)
REVENUES
Oil and condensate	$42,799	$47,691
Natural gas liquids	6,670	7,033
Gas	7,839	5,748
Total Revenues	57,308	60,472
EXPENSES
Production	36,439	39,357
Exploration	71	16
Taxes, transportation and other	13,201	15,088
Depreciation, depletion and amortization	10,332	11,543
Accretion of discount in asset retirement obligation	2,781	2,159
General and administrative	4,591	1,084
Total Expenses	67,415	69,247
OPERATING INCOME (LOSS)	(10,107)	(8,775)
OTHER INCOME (EXPENSE)
Other income	13,842	6,720
Interest income	122	127
Interest expense	(1,049)	(618)
Total Other Income	12,915	6,229
NET INCOME (LOSS)	$2,808	$(2,546)

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Three Months Ended June 30,
	2024	2023
Sales:
Oil and condensate sales (MBbls)	535	620
Natural gas liquids sales (MBbls)	297	352
Natural gas sales (MMcf)	6,772	6,952
Total (MBoe)	1,960	2,131
Total (MBoe/d)	22	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$79.49	$72.28
Oil and condensate (per Bbl) (1)	$80.04	$76.97
Natural gas liquids excluding the effects of derivatives (per Bbl)	$22.59	$20.81
Natural gas liquids (per Bbl) (2)	$22.47	$19.98
Natural gas excluding the effects of derivatives (per Mcf)	$1.15	$2.18
Natural gas (per Mcf) (3)	$1.16	$0.83
Expense per Boe:
Production	$18.59	$18.47
Taxes, transportation and other	$6.73	$7.08
Depreciation, depletion and amortization	$5.27	$5.42
General and administrative expenses	$2.34	$0.51
_________________________________
(1)Oil and condensate prices include both realized losses and unrealized gains from derivatives. Unrealized gains were $3.4 million for the three months ended June 30, 2024 and $3.7 million for the three months ended June 30, 2023. Realized losses were $3.1 million for the three months ended June 30, 2024 and $0.7 million for the three months ended June 30, 2023.
(2)Natural gas liquids prices include both realized gains and unrealized losses from derivatives. Unrealized losses were $0.3 million for the three months ended June 30, 2024 and $0.6 million for the three months ended June 30, 2023. Realized gains were $0.2 million for the three months ended June 30, 2024 and $0.3 million for the three months ended June 30, 2023.
(3)Natural gas prices include both realized gains and unrealized losses from derivatives. Unrealized losses were $5.5 million for the three months ended June 30, 2024 and $12.1 million for the three months ended June 30, 2023. Realized gains were $5.6 million for the three months ended June 30, 2024 and $2.7 million for the three months ended June 30, 2023.
Revenues
Revenues decreased $3.2 million, or 5%, from $60.5 million for the three months ended June 30, 2023 to $57.3 million for the three months ended June 30, 2024. Revenue decreased $8.2 million due to a decrease in production of 170 MBoe primarily as a result of natural production declines and downtime and decreased $7.2 million as a result of a decrease in the average selling price, excluding the effects of derivatives, on natural gas of 47%. These decreases were partially offset by gains on our hedging activity of $7.1 million, of which $6.7 million were unrealized gains and $0.4 million were realized gains. Additionally, an increase in the average selling price, excluding the effects of derivatives, on oil of 10% resulted in an increase in revenue of $4.5 million and on NGLs of 9% resulted in an increase in revenue of $0.6 million.
Production expenses
Production expenses decreased $2.9 million, or 7%, from $39.4 million for the three months ended June 30, 2023 to $36.4 million for the three months ended June 30, 2024. The decrease is primarily due to decreased maintenance and energy costs.
On a per unit basis, production expenses increased from $18.47 per Boe sold for the three months ended June 30, 2023 to $18.59 per Boe sold for the three months ended June 30, 2024. The increase is primarily related to a decrease in production of 170 MBoe partially offset by decreased maintenance and energy costs.

Taxes, transportation, and other
Taxes, transportation, and other decreased $1.9 million, or 13%, from $15.1 million for the three months ended June 30, 2023 to $13.2 million for the three months ended June 30, 2024. The decrease is primarily attributable to the decrease in production and lower natural gas prices partially offset by increased oil and NGL prices.
On a per unit basis, taxes, transportation, and other decreased from $7.08 per Boe sold for the three months ended June 30, 2023 to $6.73 per Boe sold for the three months ended June 30, 2024. The decrease is primarily related to the lower natural gas prices.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization decreased $1.2 million, or 10%, from $11.5 million for the three months ended June 30, 2023 to $10.3 million for the three months ended June 30, 2024. The decrease is primarily attributable to the decreased production and a lower rate due to changes in production mix.
On a per unit basis, depreciation, depletion, and amortization decreased from $5.42 per Boe sold for the three months ended June 30, 2023 to $5.27 per Boe sold for the three months ended June 30, 2024. The decrease is primarily related to changes in production mix.
General and administrative
General and administrative (“G&A”) expenses increased $3.5 million, or 324%, from $1.1 million for the three months ended June 30, 2023 to $4.6 million for the three months ended June 30, 2024. The increase is primarily attributable to higher personnel costs of $2.6 million due, in part, to amortization of unit awards and additional expenses related to being a public company.
On a per unit basis, G&A expense increased from $0.51 per Boe sold for the three months ended June 30, 2023 to $2.34 per Boe sold for the three months ended June 30, 2024. The increase is primarily related to increased costs and decreased production.
Other income
Other income increased $7.1 million, or 106%, from $6.7 million for the three months ended June 30, 2023 to $13.8 million for the three months ended June 30, 2024. The increase is primarily attributable to $5.4 million in bonus payments on term assignment of leases and higher CO2 and plant income of $1.8 million. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.
Interest expense
Interest expense increased $0.4 million, or 70%, from $0.6 million for the three months ended June 30, 2023 to $1.0 million for the three months ended June 30, 2024. The increase is primarily attributable to a higher interest rate and increased borrowings.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023

	(in thousands)
REVENUES
Oil and condensate	$80,833	$97,312
Natural gas liquids	13,172	16,156
Gas	30,742	105,403
Total Revenues	124,747	218,871
EXPENSES
Production	69,522	74,681
Exploration	194	83
Taxes, transportation and other	28,774	43,991
Depreciation, depletion and amortization	20,849	22,481
Accretion of discount in asset retirement obligation	5,565	4,277
General and administrative	7,245	3,306
Total Expenses	132,149	148,819
OPERATING INCOME (LOSS)	(7,402)	70,052
OTHER INCOME (EXPENSE)
Other income	22,255	13,034
Interest income	247	234
Interest expense	(2,025)	(2,057)
Total Other Income	20,477	11,211
NET INCOME (LOSS)	$13,075	$81,263

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Sales:
Oil and condensate sales (MBbls)	1,076	1,223
Natural gas liquids sales (MBbls)	580	620
Natural gas sales (MMcf)	14,106	13,855
Total (MBoe)	4,007	4,152
Total (MBoe/d)	22	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$77.44	$73.16
Oil and condensate (per Bbl) (1)	$75.14	$79.56
Natural gas liquids excluding the effects of derivatives (per Bbl)	$22.71	$24.39
Natural gas liquids (per Bbl) (2)	$22.70	$26.04
Natural gas excluding the effects of derivatives (per Mcf)	$2.06	$7.65
Natural gas (per Mcf) (3)	$2.18	$7.61
Expense per Boe:
Production	$17.35	$17.99
Taxes, transportation and other	$7.18	$10.59
Depreciation, depletion and amortization	$5.20	$5.41
General and administrative expenses	$1.81	$0.80
_________________________________
(1)Oil and condensate prices include both realized losses and unrealized gains from derivatives. Unrealized gains were $3.2 million for the six months ended June 30, 2024 and $9.9 million for the six months ended June 30, 2023. Realized losses were $5.6 million for the six months ended June 30, 2024 and $2.1 million for the six months ended June 30, 2023.
(2)Natural gas liquids prices include both realized gains and unrealized gains and losses from derivatives. Unrealized losses were $0.5 million for the six months ended June 30, 2024 and unrealized gains were $0.6 million for the six months ended June 30, 2023. Realized gains were $0.5 million for the six months ended June 30, 2024 and $0.4 million for the six months ended June 30, 2023.
(3)Natural gas prices include both realized and unrealized gains and losses from derivatives. Unrealized losses were $5.7 million for the six months ended June 30, 2024 and unrealized gains were $75.9 million for the six months ended June 30, 2023. Realized gains were $7.4 million for the six months ended June 30, 2024 and realized losses were $76.5 million for the six months ended June 30, 2023.
Revenues
Revenues decreased $94.1 million, or 43%, from $218.9 million for the six months ended June 30, 2023 to $124.7 million for the six months ended June 30, 2024. The decrease was primarily attributable to a 73% decrease in the average selling price of natural gas, excluding the effects of derivatives, resulted in a decrease in revenue of $77.5 million and on NGLs of 7% resulting in a decrease in revenue of $1.0 million. Additionally, revenue decreased $11.8 million due to a decrease in production of 145 MBoe primarily as a result of natural production declines and downtime. Finally, we incurred net losses on our hedging activity of $9.0 million, of which $89.4 million were unrealized losses and $80.5 million were realized gains. These declines were partially offset by an increase in the average selling price, excluding the effects of derivatives, on oil of 6% resulting in an increase in revenue of $5.2 million.
Production expenses
Production expenses decreased $5.2 million, or 7%, from $74.7 million for the six months ended June 30, 2023 to $69.5 million for the six months ended June 30, 2024. This decrease is primarily due to decreased maintenance and energy costs.
On a per unit basis, production expenses decreased from $17.99 per Boe sold for the six months ended June 30, 2023 to $17.35 per Boe sold for the six months ended June 30, 2024. The decrease is primarily related to decreased maintenance and energy costs partially offset by the decrease in production.

Taxes, transportation, and other
Taxes, transportation, and other decreased $15.2 million, or 35%, from $44.0 million for the six months ended June 30, 2023 to $28.8 million for the six months ended June 30, 2024. The decrease is primarily attributable to the decrease in production and natural gas and NGLs prices partially offset by increased oil prices.
On a per unit basis, taxes, transportation, and other decreased from $10.59 per Boe sold for the six months ended June 30, 2023 to $7.18 per Boe sold for the six months ended June 30, 2024. The decrease is primarily related to the lower natural gas and NGLs prices partially offset by higher oil prices.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization decreased $1.6 million, or 7%, from $22.5 million for the six months ended June 30, 2023 to $20.8 million for the six months ended June 30, 2024. The decrease is primarily attributable to decreased production and a lower rate due to changes in production mix.
On a per unit basis, depreciation, depletion, and amortization decreased from $5.41 per Boe sold for the six months ended June 30, 2023 to $5.20 per Boe sold for the six months ended June 30, 2024. The decrease is primarily related to changes in production mix.
General and administrative
General and administrative (“G&A”) expenses increased $3.9 million, or 119%, from $3.3 million for the six months ended June 30, 2023 to $7.2 million for the six months ended June 30, 2024. The increase is primarily attributable to higher personnel costs of $3.3 million due in part to amortization of unit awards and additional expenses related to being a public company.
On a per unit basis, G&A expense increased from $0.80 per Boe sold for the six months ended June 30, 2023 to $1.81 per Boe sold for the six months ended June 30, 2024. The increase is primarily related to increased costs and decreased production.
Other income
Other income increased $9.2 million, or 71%, from $13.0 million for the six months ended June 30, 2023 to $22.3 million for the six months ended June 30, 2024. The increase is primarily attributable to $7.0 million in bonus payments on term assignment of leases, higher CO2 and plant income of $1.6 million and a $0.7 million increase in marketing income. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.
Interest expense
Interest expense decreased 2%, from $2.1 million for the six months ended June 30, 2023 to $2.0 million for the six months ended June 30, 2024. The decrease is primarily attributable to the decreased borrowings partially offset by a higher interest rate.
Liquidity and Capital Resources
Our primary sources of liquidity and capital will be cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $0.0 million at June 30, 2024 and $21.0 million at December 31, 2023, and the remaining availability under our Credit Facility was $165.0 million at June 30, 2024 and $144.0 million at December 31, 2023. Additionally, we had positive net working capital (including cash and excluding the effects of derivative instruments) of $82.2 million at June 30, 2024 and $14.1 million at December 31, 2023.
On June 28, 2024, we completed the Offering, which resulted in estimated proceeds of $122.5 million net of estimated underwriting discounts, commissions and other costs. On July 2, 2024, we completed the sale of an additional 975,000 common units at a price of $20.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the Offering, resulting in additional proceeds of approximately $18.5 million net of estimated underwriting discounts, commissions and other costs. We intend to use the net proceeds from the Offering to fund a portion of the cash consideration for the Williston Acquisitions. Pending the closing of the Williston Acquisitions, we used a portion of these proceeds to repay all outstanding borrowings under the Credit Facility.
As of June 30, 2024 we have no outstanding borrowings under our Credit Facility and cash on hand of $76.0 million. We expect that approximately $120.0 million of the funds to close the EMEP Acquisition will be borrowings under our Credit Facility, which is expected to increase our net-debt-to-EBITDAX ratio to approximately one times. After closing the EMEP Acquisition, we expect to carry a prudent level of debt moving forward.
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. Our second quarter distribution of $0.57 per unit with respect to cash available for distribution for the three months ended June 30, 2024, was declared on August 6, 2024 and will be paid on August 27, 2024 to unitholders of record on August 20, 2024.

The fourth quarter distribution of $0.58 per unit with respect to cash available for distribution for the three months ended December 31, 2023, was declared on March 05, 2024 and was paid on March 28, 2024 to unitholders of record on March 15, 2024. The first quarter distribution of $0.65 per unit with respect to cash available for distribution for the three months ended March 31, 2024, was declared on May 7, 2024 and was paid May 29, 2024 to unitholders of record on May 20, 2024.
Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions were $38.5 million for the six months ended June 30, 2024 and $28.6 million for the six months ended June 30, 2023.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”
We incurred costs of approximately $8.8 million for drilling, completion and recompletion activities and facilities costs in the six months ended June 30, 2024 and we have budgeted approximately $20.0 - $28.0 million for such costs in 2024.
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
Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our distributions, meet our debt obligations and fund our 2024 capital development program and acquisitions from cash flow from operations, the Offering and borrowings under our Credit Facility.
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

Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$48,082	$35,553
Net cash used by investing activities	(38,482)	(28,583)
Net cash provided by (used by) financing activities	61,894	(11,734)

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net cash provided by operating activities
Net cash provided by operating activities increased $12.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to an increase in net cash received on our derivatives, partially offset by a decline in operating results, excluding the effects of derivatives, primarily due to lower production and lower natural gas and NGL realizations partially offset by improved oil realizations and decreased costs.
Net cash used by investing activities
Net cash used by investing activities increased $9.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to an increase in proved property acquisitions of $23.3 million partially offset by decreased development costs of $13.0 million and other asset additions of $0.5 million.
Net cash used by financing activities

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Proceeds from long-term debt	$61,000	$48,000
Payments on long-term debt	(82,000)	(147,000)
Net proceeds from public offering	122,500	—
Net proceeds from initial public offering	—	106,277
Proceeds from sale of units to cover withholding taxes	930	—
Withholding taxes paid on vesting of restricted units	(851)	—
Debt issuance costs	(48)	(110)
Distributions	(39,637)	(18,901)
Net cash provided by (used by) financing activities	$61,894	$(11,734)
Net cash provided by financing activities increased $73.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to increased net proceeds from public offering of $16.2 million and a decrease in net repayments under our Credit Facility of $78.0 million partially offset by increased distributions to unitholders of $20.7 million.
Revolving credit agreement
On November 1, 2021, we entered into a four-year, $165 million senior secured credit facility with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. The facility has a maturity date of November 1, 2025 and as of May 17, 2024, the last date of redetermination, our borrowing base was $165 million.
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
At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). The weighted average interest rate on Credit Facility borrowings was 8.60% in the six months ended June 30, 2024.
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
We had no debt outstanding and $165 million available under our Credit Facility as of June 30, 2024.
Contractual obligations and commitments
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Derivative contracts
We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of June 30, 2024, the current liability related to such contracts was $1.0 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas. For further information on derivative contracts, see Note 9 in the financial statements included elsewhere in this Quarterly Report.
Asset Retirement Obligation
At June 30, 2024, we had asset retirement obligations of $159.0 million inclusive of a current portion of $1.8 million. For further information on asset retirement obligations, see Note 7 in the financial statements included elsewhere in this Quarterly Report.

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
As of June 30, 2024, the fair market value of our oil, NGL and natural gas derivative contracts was a net liability of $1.0 million. Based upon our open commodity derivative positions at June 30, 2024, a hypothetical 10% change in the NYMEX WTI and Henry Hub prices, OPIS prices and basis prices would not have a material impact on our net oil, NGL and natural gas derivative liability.

(in thousands)	Fair Value at June 30, 2024	Hypothetical Price Increase or Decrease of 10%
Derivative asset (liability) – Crude Oil	$—	$—
Derivative asset (liability) – Natural Gas Liquids	$—	$—
Derivative asset (liability) – Natural Gas	$(991)	$9
Net derivative liability	$(991)	$9
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
At June 30, 2024, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.
Interest rate risk
At June 30, 2024, we had no variable rate debt outstanding. Based on this, a change in interest rates would be de minimis. However, we expect that approximately $120.0 million of the funds to close the EMEP Acquisition will be borrowings under our Credit Facility, which will increase our exposure to interest rate risk while such amounts remain outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Other than the risks set forth below, there have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to the Williston Acquisitions

We may not consummate the EMEP Acquisition.

The EMEP Acquisition is subject to the satisfaction or waiver of customary closing conditions, and we cannot assure you that the EMEP Acquisition will be consummated in the anticipated time frame or at all.

We have performed only a limited investigation of the properties included in the EMEP Acquisition. The completion of the EMEP Acquisition is subject to specified closing conditions and to the right of any of the parties to terminate the transactions, including in the event that adjustments to the purchase price related to title defects are required in excess of agreed upon thresholds. If one or more of the closing conditions are not satisfied with respect to the EMEP Acquisition, then the acquisition may not be completed. Some of these conditions are beyond our control, and we may elect not to take actions necessary to satisfy these conditions or to ensure that the transaction is not otherwise terminated.

If the EMEP Acquisition is delayed, terminated or consummated on terms different than those described herein, the market price of our common units may decline to the extent that the price of our common units reflects a market assumption that the EMEP Acquisition will be consummated on the terms described or at all. Further, a failed transaction may result in negative publicity or a negative impression of us in the investment community and may affect our relationships with our business partners. Please read “Management's Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments –Williston Basin Acquisitions” for more information regarding the EMEP Acquisition.

We may not be able to achieve the expected benefits of the EMEP Acquisition and our assessment and estimates of the Williston Assets may prove to be incorrect.

Even if we consummate the EMEP Acquisition, we may not be able to achieve the expected benefits of the EMEP Acquisition. There can be no assurance that the EMEP Acquisition will be beneficial to us. We may not be able to integrate the Williston Assets without increases in costs or other difficulties. Any unexpected costs or delays incurred in connection with the integration of the EMEP Acquisition could have an adverse effect on our business, results of operations, financial condition and prospects, as well as the market price of our common units.

Our assessment and estimates of the properties to be acquired in the EMEP Acquisition to date has been limited and may prove to be incorrect. Even by the time of closing, our assessment of these properties may not reveal all existing or potential problems. In addition, any inspection that we do may not reveal all title issues or other problems. We may be required to assume the risk that the properties may not perform in accordance with our expectations. Our ability to make specified claims against the seller generally expires over time and we may be left with no recourse for liabilities and other problems associated with the Williston Acquisitions that we do not discover prior to the expiration date related to such matters arising under the Williston Acquisitions. Moreover, there can be no assurance that the EMEP 2024 development program will increase production or enable us to achieve a three-year average annual decline rate on the Williston Assets of approximately 14%.

The market price of our common units may decline as a result of the Williston Acquisitions if, among other things, the integration of the properties acquired and to be acquired in the Williston Acquisitions is unsuccessful or if the properties are not successfully developed by working interest owners or if the liabilities, expenses, title and other defects, or transaction costs related to the Williston Acquisitions is greater than expected. The market price of our common units may decline if we do not achieve the perceived benefits of the Williston Acquisitions as rapidly or to the extent anticipated by us or by securities market participants or if the effect of the Williston Acquisitions on our business, results of operations or financial condition or prospects is not consistent with our expectations or those of securities market participants.

If the EMEP Acquisition is completed, we will be required to prepare and disclose historical and pro forma financial statements with the SEC, which such financial statements have not been prepared or filed as of the date of this report.

If the EMEP Acquisition is completed, we will be required to file audited financial statements in accordance with the requirements of Regulation S-X (“Regulation S-X”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and pro forma financial statements in connection with the Williston Acquisitions no later than 75 calendar days after the date on which the EMEP Acquisition closes. You will not have the benefit of the financial statements or pro forma information relating to the Williston Acquisitions until such financial statements are filed, and the pro forma financial statements of the Company, pro forma for the Williston Acquisitions, may differ significantly from the historical financial statements of the Company.

Any acquisitions we complete, including the Williston Acquisitions, are subject to substantial risks that could reduce our ability to make distributions to our common unitholders.

Even if we do make acquisitions that we believe will increase the amount of cash available for distribution to our common unitholders, these acquisitions, including the Williston Acquisitions, may nevertheless result in a decrease in the amount of cash available for distribution. Any acquisition, including the Williston Acquisitions, involves potential risks, including, among other things:

•the validity of our assumptions about estimated proved reserves, future production, drilling locations, prices, revenues, capital expenditures and production costs;

•the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;

•our inability to obtain satisfactory title to the assets we acquire; and

•the occurrence of other significant changes, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges.

We may incur significant indebtedness to finance the EMEP Acquisition.

As of June 30, 2024, we have no outstanding borrowings under our Credit Facility. We expect that approximately $120.0 million of the funds to close the EMEP Acquisition will be borrowings under our Credit Facility, which is expected to increase our net-debt-to-Adjusted EBITDAX ratio to approximately one times.

This indebtedness will increase our borrowing costs and may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. Furthermore, our borrowings under our revolving credit facility bear interest at a variable rate, and such indebtedness will expose us to interest rate risk, as our debt service obligations could increase if interest rates increase. As a result, this indebtedness will require that an increased portion of our cash flows from operations be used for the payment of interest and principal on such indebtedness, thereby reducing our ability to use cash flows from operations to fund working capital, capital expenditures and acquisitions and our cash available for distribution to our unitholders.

The Williston Acquisitions may have liabilities that are not known to us, and the indemnities in the applicable Purchase Agreement may not offer adequate protection.

In connection with the Williston Acquisitions, we have agreed to assume certain liabilities. In addition, there may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into the Williston Acquisitions, or we may not have correctly assessed the significance of certain liabilities identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. To the extent we consummate the Williston Acquisitions, we may learn additional information as we integrate the entities and their businesses into our operations, such as unknown or contingent liabilities or issues relating to compliance with applicable laws, which could potentially have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the quarter ended June 30, 2024, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

3.5	Amended and Restated Limited Liability Company Agreement of TXO Partners GP, LLC (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on March 31, 2023)

3.6	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of TXO Partners GP, LLC (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed on May 9, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TXO Partners, L.P.

By:	TXO Partners GP, LLC, its general partner

By:	/s/ Brent W. Clum
Name: Brent W. Clum Title: President of Business Operations and Chief Financial Officer