Form 10-Q
period 2024-09-30
TXO Partners, L.P.
filed 2024-11-05
CIK 1559432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 40,913,332 common units as of November 5, 2024.

i

Part I - Financial Information
Item 1. Financial Statements

TXO PARTNERS, L.P. Consolidated Balance Sheets
(in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,846	$4,505
Accounts receivable, net	34,999	32,226
Derivative fair value	3,853	6,052
Other	11,431	12,406
Total Current Assets	54,129	55,189
Property and Equipment, at cost – successful efforts method:
Proved properties	1,888,570	1,540,105
Unproved properties	18,699	18,479
Other	85,584	83,854
Total Property and Equipment	1,992,853	1,642,438
Accumulated depreciation, depletion and amortization	(1,047,513)	(1,013,115)
Net Property and Equipment	945,340	629,323
Other Assets:
Note receivable from related party	7,131	7,131
Derivative fair value	3,221	—
Other	6,349	3,970
Total Other Assets	16,701	11,101
TOTAL ASSETS	$1,016,170	$695,613
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$14,085	$8,598
Accrued liabilities	34,612	23,362
Derivative fair value	1,348	4,045
Asset retirement obligation, current portion	1,750	1,750
Other current liabilities	1,346	1,361
Total Current Liabilities	53,141	39,116
Long-term Debt	155,100	28,100
Other Liabilities:
Asset retirement obligation	178,062	152,222
Derivative fair value	7,266	—
Other liabilities	1,222	2,377
Total Other Liabilities	186,550	154,599
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	621,379	473,798
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,016,170	$695,613
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Oil and condensate	$56,111	$35,292	$136,944	$132,604
Natural gas liquids	7,195	5,446	20,367	21,602
Gas	5,425	29,136	36,167	134,539
Total Revenues	68,731	69,874	193,478	288,745
EXPENSES
Production	39,437	35,657	108,959	110,338
Exploration	20	24	214	107
Taxes, transportation and other	14,466	15,261	43,240	59,252
Depreciation, depletion and amortization	13,573	10,616	34,422	33,097
Accretion of discount in asset retirement obligation	2,926	2,185	8,491	6,462
General and administrative	3,275	1,756	10,520	5,062
Total Expenses	73,697	65,499	205,846	214,318
OPERATING INCOME (LOSS)	(4,966)	4,375	(12,368)	74,427
OTHER INCOME (EXPENSE)
Other income	6,329	5,199	28,584	18,233
Interest income	700	107	947	341
Interest expense	(1,860)	(1,202)	(3,885)	(3,259)
Total Other Income	5,169	4,104	25,646	15,315
NET INCOME	$203	$8,479	$13,278	$89,742

NET INCOME PER COMMON UNIT
Basic	$0.01	$0.28	$0.39	$2.98
Diluted	$0.01	$0.27	$0.39	$2.93

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	39,272	30,750	33,762	30,102
Diluted	39,828	31,285	34,340	30,640
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30, 2024
	2024	2023
OPERATING ACTIVITIES
Net income	$13,278	$89,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	34,422	33,097
Accretion of discount in asset retirement obligation	8,491	6,462
Derivative fair value (gain) loss	1,269	(3,216)
Net cash received from (paid to) counterparties	2,278	(81,642)
Non-cash incentive compensation	4,569	2,531
Other non-cash items	871	602
Changes in operating assets and liabilities (a)	3,614	12,156
Cash Provided by Operating Activities	68,792	59,732
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	5	—
Proved property acquisitions	(260,769)	(8,570)
Development costs	(10,866)	(30,575)
Unproved property acquisitions	(220)	(60)
Other property and asset additions	(1,162)	(1,330)
Cash Used by Investing Activities	(273,012)	(40,535)
FINANCING ACTIVITIES
Proceeds from long-term debt	222,000	64,000
Payments on long-term debt	(95,000)	(159,000)
Net proceeds from public offering	141,245	—
Net proceeds from initial public offering	—	106,277
Proceeds from sale of units to cover withholding taxes	930	—
Withholding taxes paid on vesting of restricted units	(851)	—
Debt issuance costs	(3,173)	(125)
Distributions	(61,590)	(33,662)
Cash Provided by (Used by) Financing Activities	203,561	(22,510)
DECREASE IN CASH AND CASH EQUIVALENTS	(659)	(3,313)
Cash and Cash Equivalents, beginning of period	4,505	9,204
Cash and Cash Equivalents, end of period	$3,846	$5,891

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(2,997)	$19,388
Other current assets	1,238	69
Current liabilities	6,473	(6,451)
Other operating liabilities	(1,100)	(850)
	$3,614	$12,156
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Members’ Equity (Unaudited)
(in thousands)

	Common Units
	Units	$
Balances, June 30, 2024	37,438	$572,788
Net income	—	203
Net proceeds from sale of units	975	18,745
Units issued in acquisition of oil & gas properties	2,500	50,000
Expensing of unit awards	—	1,596
Distributions to unitholders	—	(21,953)
Balances, September 30, 2024	40,913	$621,379

	Units	$
Balances, June 30, 2023	30,750	$688,030
Net income	—	8,479
Expensing of unit awards	—	940
Distributions to unitholders	—	(14,761)
Balances, September 30, 2023	30,750	$682,688

	Units	$
Balances, December 31, 2023	30,750	$473,798
Net income	—	13,278
Net proceeds from sale of units	7,475	141,245
Units issued in acquisition of oil & gas properties	2,500	50,000
Proceeds from sale of units to cover withholding taxes	188	930
Withholding taxes paid on vesting of restricted units	—	(851)
Expensing of unit awards	—	4,569
Distributions to unitholders	$—	$(61,590)
Balances, September 30, 2024	40,913	$621,379

	Units	$
Balances, December 31, 2022	14,356	$315,463
Net income	—	89,742
Net proceeds from initial public offering	5,750	102,540
Expensing of unit awards	—	2,531
Distributions to unitholders	—	(33,662)
Conversion of Series 5 preferred to Common equity	10,644	206,074
Balances, September 30, 2023	30,750	$682,688

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
TXO Partners also has a wholly-owned subsidiary, MorningStar Operating LLC which owns oil and gas assets primarily in the San Juan Basin of New Mexico and Colorado, the Permian Basin of West Texas and New Mexico and the Williston Basin of Montana and North Dakota.
2.Basis of Presentation and Significant Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and on the same basis as our audited financial statements as of December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated balance sheet as of September 30, 2024 and the consolidated statements of operations, members’ equity and cash flows for the periods presented herein are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of results for the periods shown. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements referred to above. The results and trends in these interim financial statements may not be indicative of results for the full year.
Significant Accounting Policies
For a complete description of TXO Partners’ significant accounting policies, see our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
3.Related Party Transactions
We earned management fees from Cross Timbers Energy of $1.4 million for the three months ended September 30, 2024 and $1.8 million for the three months ended September 30, 2023. We earned management fees from Cross Timbers Energy of $3.7 million for the nine months ended September 30, 2024 and $4.6 million for the nine months ended September 30, 2023.
4.Acquisitions
In August 2024, we completed the acquisition of producing properties from Eagle Mountain Energy Partners and VR 4-ELM,LP, located in the Elm Coulee field in Montana and the Russian Creek field in North Dakota which are part of the Greater Williston Basin, for cash consideration of $241.8 million and 2.5 million common units of TXO valued at

$50.0 million (the “EMEP Acquisition”), subject to customary purchase price adjustments. Our preliminary purchase price allocation included $312.2 million to proved properties, $0.6 million to other properties, $0.3 million to other current assets, $1.0 million to other assets, $5.4 million to other current liabilities and $16.8 million to asset retirement obligation. The acquisition was funded by a combination of cash on hand from the public offering (Note 12) and borrowings under our Credit Facility (Note 5). In the statements of operations for the three and nine months ended September 30, 2024, we recorded $8.8 million of revenues and net income of $3.7 million from this acquisition.

Additionally, in August 2024, we completed the acquisition of producing properties from Kaiser-Francis Oil Company in the Russian Creek field in North Dakota for cash consideration of $18.2 million (the “KFOC Acquisition”), subject to customary purchase price adjustments. Our preliminary purchase price allocation included $19.8 million to proved properties and $1.6 million to asset retirement obligation. The acquisition was funded by cash on hand from the public offering (Note 12).
Pro Forma Financial Information
The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, assuming the EMEP Acquisition had been completed as of January 1, 2023. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been. Future results may vary significantly from the results reflected because of various factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023

Total revenue	$84,882	$83,098	$242,763	$344,203
Net income	$1,006	$4,371	$13,434	$97,179
5.Debt

(in thousands)	September 30, 2024	December 31, 2023
Credit Facility, 9.0% at September 30, 2024 and 8.6% at December 31, 2023	$148,000	$21,000
September 2016 Loan, 8.6% at September 30, 2024 and 8.7% at December 31, 2023	$7,100	$7,100
Total Long-term Debt	$155,100	$28,100
November 2021 Credit Facility
On August 30, 2024, we entered into Amendment No. 4 and Borrowing Base Agreement (“Amendment No. 4”) on our senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 4 extended the maturity date of the Credit Facility to August 30, 2028, increased the borrowing base from $165 million to $275 million and joined certain new Lenders to the Credit Facility. In connection with the Credit Facility, we incurred financing fees and expenses, which are included in other assets on the balance sheets, of approximately $6.2 million as of September 30, 2024 and $3.0 million as of December 31, 2023 before accumulated amortization of $2.2 million as of September 30, 2024 and $1.5 million as of December 31, 2023. We incurred $3.1 million of financing fees and expenses in conjunction with Amendment No. 4. These costs are being amortized over the life of the credit facility. Such amortized expenses are recorded as interest expense on the statements of operations.
Redeterminations of the borrowing base under the Credit Facility, are based primarily on reserve reports that reflect commodity prices at such time, and occur semi-annually, in March and September, as well as upon request by the lenders at their sole discretion, no more than once per six-month period. We also have the right to request up to two additional borrowing base redeterminations each year at our discretion. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in the joint venture, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by Cross Timbers Energy and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the Credit Facility but shall exclude the fair value of derivative instruments and current liabilities shall exclude the fair value of derivative instruments and any advances under the Credit Facility and (ii) a ratio of total indebtedness to EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Effective with the Second Amendment, our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility as amended, we were in compliance with all of our debt covenants as of September 30, 2024 and December 31, 2023. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
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
September 2016 Loan
On September 30, 2016, TXO Partners entered into an unsecured loan agreement with Cross Timbers Energy (the “FAM Loan”). The proceeds for the loan were taken from the cash held by the offshore subsidiary of Exxon Mobil Corporation and the loan was assigned to the offshore subsidiary (Note 6). The loan matures on November 29, 2028, but is automatically extended should the maturity date of the Credit Facility be extended. In all instances, this loan will mature ninety-one days after the maturity of the Credit Facility. Interest on the loan is the lesser of (a) London Interbank Offered Rate (“LIBOR”) plus three and one-quarter of one percent (3.25%) per annum, adjusted monthly or (b) the highest rate permitted by applicable law. Though the note is unsecured, we are required to stay in compliance with terms of the Credit Facility.
6.Note Receivable from Related Party
As of September 30, 2024 and December 31, 2023, we, through our 5% ownership interest in investment assets at Cross Timbers Energy, had a note receivable totaling $7.1 million outstanding with a highly-rated, offshore subsidiary of Exxon Mobil Corporation. Under the terms of the agreement, there is no stated maturity date and Cross Timbers Energy may demand repayment of all or any portion of the outstanding balance on two business days’ notice. Interest is earned based on the one-month SOFR rate and is paid monthly. Interest income totaled $0.3 million in the first nine months of 2024 and $0.3 million in the first nine months of 2023.
The note receivable is treated as a non-current asset, since Cross Timbers Energy does not have any intention of demanding repayment of all or any portion of the outstanding balance at this time. Repayment would require the approval of the Cross Timbers Energy MMC.

7.Asset Retirement Obligation
Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of changes in TXO Partners’ asset retirement obligation activity for the nine months ended September 30, 2024:

(in thousands)
Asset retirement obligation, January 1	$153,972
Liability incurred upon acquiring and drilling wells	18,408
Liability settled upon plugging and abandoning wells	(1,059)
Accretion of discount expense	8,491
Asset retirement obligation, September 30	179,812
Less current portion	(1,750)
Asset retirement obligation, long term	$178,062
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
Fair Value of Financial Instruments
Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at September 30, 2024 and December 31, 2023. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,131	$7,131	$7,131	$7,131
Long-term debt	$(155,100)	$(155,100)	$(28,100)	$(28,100)
Derivative asset	$7,074	$7,074	$6,052	$6,052
Derivative liability	$(8,614)	$(8,614)	$(4,045)	$(4,045)
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
The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	September 30, 2024		December 31, 2023
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note receivable from related party	$7,131	$—	$7,131	$—
Long-term debt	$(155,100)	$—	$(28,100)	$—
Derivative asset	$7,074	$—	$6,052	$—
Derivative liability	$(8,614)	$—	$(4,045)	$—
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

The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$5,694	$—	$—	$(3,163)
Natural gas liquids futures	$—	$477	$—	$—
Natural gas futures, collars and basis swaps	$1,380	$5,575	$(8,614)	$(882)
Total	$7,074	$6,052	$(8,614)	$(4,045)
Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated income statements, comprises the following realized and unrealized components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net cash (received from) paid to counterparties	$(6)	$3,448	$(2,278)	$81,642
Non-cash change in derivative fair value	$549	$1,571	$3,547	$(84,858)
Derivative fair value (gain) loss	$543	$5,019	$1,269	$(3,216)
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

Production Period	Bbls per Day	Weighted Average Sell Basis Price per Bbl (a)
October 2024 - September 2026	2,000	$70.49

Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $0.0 million in the three months ended September 30, 2024 and $2.9 million in the three months ended September 30, 2023. Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $5.6 million in the nine months ended September 30, 2024 and $5.0 million in the nine months ended September 30, 2023. An unrealized gain increased oil revenues by $5.7 million in the three months ended September 30, 2024 and an unrealized loss decreased oil revenues by $8.8 million in the three months ended September 30, 2023. An unrealized gain increased oil revenues by $8.9 million in the nine months ended September 30, 2024 and $1.0 million in nine months ended September 30, 2023.
Natural Gas Liquids
Our natural gas liquids futures contracts and swap agreements for ethane that effectively fixed prices on our natural gas liquids production expired in June 2024.
Net settlements on NGL futures contracts decreased NGL revenues by $0.0 million in the three months ended September 30, 2024 and $0.2 million in the three months ended September 30, 2023. Net settlements on NGL futures contracts increased NGL revenues by $0.5 million in the nine months ended September 30, 2024 and $0.2 million in the nine months ended September 30, 2023. An unrealized loss decreased NGL revenues by $0.0 million in the three months ended September 30, 2024 and $0.5 million in the three months ended September 30, 2023. An unrealized loss decreased NGL revenues by $0.5 million in the nine months ended September 30, 2024 and an unrealized gain increased NGL revenues by $0.2 million in the nine months ended September 30, 2023.
Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 9.

Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
October 2024 - March 2026	50,000	$3.21
April 2026 - September 2026	35,000	$3.25
The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
October 2024 - December 2024	20,000	$(0.25)
November 2024 - December 2024	30,000	$0.70
January 2025 - December 2025	50,000	$(0.01)
_________________________________
(a)Reductions or additions to NYMEX gas price for delivery location
Net settlements on gas futures and sell basis swap contracts decreased gas revenues by $0.0 million in the three months ended September 30, 2024 and $0.3 million in the three months ended September 30, 2023. Net settlements on gas futures and sell basis swap contracts increased gas revenues by $7.4 million in the nine months ended September 30, 2024 and decreased gas revenues by $76.9 million in the nine months ended September 30, 2023. An unrealized loss to record the fair value of derivative contracts decreased gas revenues by $6.2 million in the three months ended September 30, 2024 and an unrealized gain increased gas revenues by $7.7 million in the three months ended September 30, 2023. An unrealized loss to record the fair value of derivative contracts decreased gas revenues by $11.9 million in the nine months ended September 30, 2024 and an unrealized gain increased gas revenues by $83.7 million in the nine months ended September 30, 2023.

11. Earnings per Unit

The following represents basic and diluted earnings per Common Unit for the three and nine months ended September 30, 2024 and 2023:

(in thousands, except per unit data)	Net income	Units	Income per Unit
Three Months Ended September 30, 2024
Basic	$203	39,272	$0.01
Dilutive effect of phantom units	—	556
Diluted	$203	39,828	$0.01

Three Months Ended September 30, 2023
Basic	$8,479	30,750	$0.28
Dilutive effect of phantom units	—	535
Diluted	$8,479	31,285	$0.27

Nine Months Ended September 30, 2024
Basic	$13,278	33,762	$0.39
Dilutive effect of phantom units	—	579
Diluted	$13,278	34,340	$0.39

Nine Months Ended September 30, 2023
Basic	$89,742	30,102	$2.98
Dilutive effect of phantom units	—	539
Diluted	$89,742	30,640	$2.93

12.Partners’ Capital

During 2024, we have paid $61.6 million of distributions to our Common unitholders. The following is a summary of distributions paid in 2024:

Period	Distribution per Unit	Payment Date
Fourth Quarter 2023	$0.58	3/28/2024
First Quarter 2024	$0.65	5/29/2024
Second Quarter 2024	$0.57	8/27/2024

On November 5, 2024, the board of directors of our general partner declared a cash distribution of $0.58 per common unit for the quarter ended September 30, 2024. The distribution will be paid on November 22, 2024, to unitholders of record on November 15, 2024.

On June 28, 2024, we completed an underwritten public offering for the sale of 6.5 million common units at a price of $20.00 per common unit resulting in proceeds of $122.5 million net of underwriting discounts, commissions and other costs (“the Offering”). On July 2, 2024, we completed the sale of an additional 975,000 common units at a price of $20.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the Offering, resulting in additional proceeds of $18.7 million net of underwriting discounts, commissions and other costs. We used the net proceeds from the Offering to fund a portion of the cash consideration for the EMEP Acquisition and the KFOC Acquisition (Note 4).

On August 30, 2024, as part of the consideration paid in the EMEP Acquisition, we issued 2.5 million common units of TXO valued at $50.0 million (Note 4).

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

	Three Months Ended September 30, 2024
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$50,417	$7,194	$11,663	$69,274
Unrealized gain (loss) on derivatives	5,694	—	(6,243)	(549)
Realized gain (loss) on derivatives	—	1	5	6
Total revenues	$56,111	$7,195	$5,425	$68,731

	Three Months Ended September 30, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$47,085	$6,086	$21,722	$74,893
Unrealized gain (loss) on derivatives	(8,848)	(465)	7,742	(1,571)
Realized gain (loss) on derivatives	(2,945)	(175)	(328)	(3,448)
Total Revenues	$35,292	$5,446	$29,136	$69,874

	Nine Months Ended September 30, 2024
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$133,726	$20,370	$40,651	$194,747
Unrealized gain (loss) on derivatives	8,857	(477)	(11,927)	(3,547)
Realized gain (loss) on derivatives	$(5,639)	$474	$7,443	$2,278
Total revenues	$136,944	$20,367	$36,167	$193,478

	Nine Months Ended September 30, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$136,567	$21,223	$127,739	$285,529
Unrealized gain (loss) on derivatives	1,048	157	83,653	84,858
Realized gain (loss) on derivatives	(5,011)	222	(76,853)	(81,642)
Total revenues	$132,604	$21,602	$134,539	$288,745
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
Oil and Condensate Sales
Oil production is typically sold at the wellhead under market-sensitive contracts at an index price, net of pricing differentials. The Partnership recognizes revenue when control transfers to the purchaser at the wellhead at the net price received from the customer.
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

The following summarizes the status of nonvested phantom units as of September 30, 2024:

(in thousands, except per unit amounts)	Weighted Average Grant Date Fair Value	Number of Units
Nonvested at January 1, 2024	$20.00	535,000
Grants	$18.62	208,875
Vestings	$20.00	(188,332)
Nonvested at September 30, 2024	$19.48	555,543

We recognized compensation expense related to these grants of $4.6 million for the nine months ended September 30, 2024 and $2.5 million for the nine months ended September 30, 2023. As of September 30, 2024, we had total deferred compensation expense of $10.8 million. For these non-vested unit awards, we estimate that compensation expense for service periods after September 30, 2024 will be $1.6 million in 2024, $6.1 million in 2025, $2.9 million in 2026 and $0.2 million in 2027. The weighted average remaining vesting period is 1.7 years.
15.Accrued Liabilities
Accrued liabilities consist of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accrued production expenses	$19,841	$17,443
Accrued capital expenditures	$5,545	$676
Accrued bonuses	$3,619	$—
Accrued ad valorem taxes	$3,048	$2,177
Accrued severance taxes	$2,400	$2,828
Other accrued liabilities	$159	$238
Total accrued liabilities	$34,612	$23,362
16.Supplemental Cash Flow Information
Interest payments totaled $3.5 million for the nine months ended September 30, 2024 and $2.5 million for the nine months ended September 30, 2023. Income tax payments were $1.9 million during the nine months ended September 30, 2024 and $1.1 million during the nine months ended September 30, 2023.
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

•risks related to the Williston Acquisitions, including the risk that we may fail to realize the expected benefits of the Williston Acquisitions;

•the concentration of our operations in the Permian Basin, the San Juan Basin and the Williston Basin;

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
Overview
We are an independent oil and natural gas company focused on the acquisition, development, optimization and exploitation of conventional oil, natural gas and natural gas liquid reserves in North America. Our properties are predominately located in the Permian Basin of New Mexico and Texas, the San Juan Basin of New Mexico and Colorado and the Williston Basin of Montana and North Dakota.

Recent Developments

Williston Basin Acquisitions
In August 2024, we completed the acquisition of producing properties from Eagle Mountain Energy Partners and VR 4-ELM,LP, located in the Elm Coulee field in Montana and the Russian Creek field in North Dakota which are part of the Greater Williston Basin, for cash consideration of $241.8 million and 2.5 million common units of TXO valued at $50.0 million, subject to customary purchase price adjustments. The acquisition was funded by a combination of cash on hand from the Offering and borrowings under our Credit Facility

Additionally, in August 2024, we completed the acquisition of producing properties from Kaiser-Francis Oil Company in the Russian Creek field in North Dakota for cash consideration of $18.2 million, subject to customary purchase price adjustments. The KFOC Acquisition was funded by cash on hand from the Offering.

Equity Offering
On June 28, 2024, we completed the Offering for the sale of 6.5 million common units at a price of $20.00 per common unit, which resulted in proceeds of $122.5 million net of underwriting discounts, commissions and other costs. On July 2, 2024, we completed the sale of an additional 975,000 common units at a price of $20.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the Offering, resulting in additional proceeds of $18.7 million net of underwriting discounts, commissions and other costs. We used the net proceeds from the Offering to fund a portion of the cash consideration for the Williston Acquisitions.
Market Outlook
The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2023 through September 30, 2024, NYMEX prices for crude oil and natural gas reached a high of $93.68 per Bbl and $4.17 per MMBtu, respectively, and a low of $65.75 per Bbl and $1.58 per MMBtu, respectively. Oil prices were relatively stable over the first half of 2023 before initially increasing in the second half of 2023 as a result of expected supply constraints and hostilities in the Middle East. Since these concerns did not materialize, oil prices declined in December 2023 but continuing hostilities and higher global consumption pushed prices higher in the first half of 2024. However, increased supply led to lower prices in the third quarter of 2024. WTI crude oil prices have been volatile reaching a high of $93.68 per Bbl in September 2023 before declining to $69.22 per Bbl as of October 18, 2024. Natural gas prices reached a high of $4.17 per MMbtu in January 2023 before declining to $2.26 per MMbtu as of October 18, 2024.
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

With our anticipated cash flows from our long-lived property base, we intend to provide allocation of funds to prudently meet our goals. These goals include the highest projected economic returns on our capital budget, acquisition opportunities that fulfill our strategy, and cash distributions for the life of our legacy assets. From time to time, we may choose to amortize repayment of debt incurred to support the longer-term financial stewardship of our business. At other times, given fluctuations in industry costs and commodity prices, we may modify our capital budget or cash balances to shift funds towards cash distributions. We will use all of these tools to support our underlying strategy as a “production and distribution” enterprise.

Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial market and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. During the year ended December 31, 2022, the U.S. economy experienced the highest rate of inflation in the past 40 years. Rising inflation has been pervasive since 2022, increasing the cost of salaries, wages, supplies, material, freight, and energy. While we have seen inflation moderate in 2024, inflation continues to run higher than the Federal Reserve target, resulting in higher costs. We continue to undertake actions and implement plans to address these pressures and protect the requisite access to commodities and services, however, these mitigation efforts may not succeed or be insufficient. Nevertheless, we expect for the foreseeable future to experience inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs. We do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent these higher costs do not begin to reverse or start to increase again, we may experience a higher cost environment going forward. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.

Prior to our completion of the EMEP Acquisition in August 2024, EMEP incurred approximately $40 million of development capital on their planned program. At the time of the acquisition, there were several incomplete EMEP projects we expect to complete during the balance of the year. While it is too early to determine the full success of the EMEP capital program, we expect the average daily production on the Williston assets to consist of approximately 78% oil, 12% NGLs and 10% gas. We have hedged a portion of our underlying production to protect our distributions and the balance sheet.

Our borrowings under our Credit Facility of $148 million were incurred to partially fund the EMEP Acquisition. This has resulted in an increase to our net-debt-to-Adjusted EBITDAX ratio to approximately one times, which is in compliance with our debt covenants.

As a result of the Williston Acquisitions, we increased our total leasehold and mineral acreage from approximately 846,000 gross (372,000 net) to approximately 1,120,000 gross (550,000 net).
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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)

Net income	$203	$8,479	$13,278	$89,742
Interest expense	1,860	1,202	3,885	3,259
Interest income	(700)	(107)	(947)	(341)
Depreciation, depletion and amortization	13,573	10,616	34,422	33,097
Accretion of discount in asset retirement obligation	2,926	2,185	8,491	6,462
Exploration expense	20	24	214	107
Unrealized (gain)/loss on derivatives	549	1,571	3,547	(84,858)
Non-cash incentive compensation	1,596	940	4,569	2,531
Non-recurring (gain)/loss	$135	$50	$225	$50
Adjusted EBITDAX	$20,162	$24,960	$67,684	$50,049
Cash Interest expense	(1,607)	(1,010)	(3,239)	(2,707)
Cash Interest income	700	107	947	341
Exploration expense	(20)	(24)	(214)	(107)
Development costs	(2,668)	(9,379)	(10,866)	(30,575)
Cash Available for Distribution	$16,567	$14,654	$54,312	$17,001

Net cash provided by operating activities	$20,710	$24,179	$68,792	$59,732
Changes in operating assets and liabilities	(1,475)	(146)	(3,614)	(12,156)
Development costs	(2,668)	(9,379)	(10,866)	(30,575)
Cash Available for Distribution	$16,567	$14,654	$54,312	$17,001

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023

	(in thousands)
REVENUES
Oil and condensate	$56,111	$35,292
Natural gas liquids	7,195	5,446
Gas	5,425	29,136
Total Revenues	68,731	69,874
EXPENSES
Production	39,437	35,657
Exploration	20	24
Taxes, transportation and other	14,466	15,261
Depreciation, depletion and amortization	13,573	10,616
Accretion of discount in asset retirement obligation	2,926	2,185
General and administrative	3,275	1,756
Total Expenses	73,697	65,499
OPERATING INCOME (LOSS)	(4,966)	4,375
OTHER INCOME (EXPENSE)
Other income	6,329	5,199
Interest income	700	107
Interest expense	(1,860)	(1,202)
Total Other Income	5,169	4,104
NET INCOME	$203	$8,479

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Three Months Ended September 30,
	2024	2023
Sales:
Oil and condensate sales (MBbls)	699	583
Natural gas liquids sales (MBbls)	308	292
Natural gas sales (MMcf)	6,587	7,376
Total (MBoe)	2,105	2,104
Total (MBoe/d)	23	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$72.13	$80.81
Oil and condensate (per Bbl) (1)	$80.28	$60.57
Natural gas liquids excluding the effects of derivatives (per Bbl)	$23.33	$20.83
Natural gas liquids (per Bbl) (2)	$23.33	$18.64
Natural gas excluding the effects of derivatives (per Mcf)	$1.77	$2.94
Natural gas (per Mcf) (3)	$0.82	$3.95
Expense per Boe:
Production	$18.73	$16.95
Taxes, transportation and other	$6.87	$7.25
Depreciation, depletion and amortization	$6.45	$5.05
General and administrative expenses	$1.56	$0.83
_________________________________
(1)Oil and condensate prices include both realized losses and unrealized gains and losses from derivatives. Unrealized gains were $5.7 million for the three months ended September 30, 2024 and unrealized losses were $8.8 million for the three months ended September 30, 2023. Realized losses were $0.0 million for the three months ended September 30, 2024 and $2.9 million for the three months ended September 30, 2023.
(2)Natural gas liquids prices include both realized losses and unrealized losses from derivatives. Unrealized losses were $0.0 million for the three months ended September 30, 2024 and $0.5 million for the three months ended September 30, 2023. Realized losses were $0.0 million for the three months ended September 30, 2024 and $0.2 million for the three months ended September 30, 2023.
(3)Natural gas prices include both realized losses and unrealized gains and losses from derivatives. Unrealized losses were $6.2 million for the three months ended September 30, 2024 and unrealized gains were $7.7 million for the three months ended September 30, 2023. Realized losses were $0.0 million for the three months ended September 30, 2024 and $0.3 million for the three months ended September 30, 2023.
Revenues
Revenues decreased $1.1 million, or 2%, from $69.9 million for the three months ended September 30, 2023 to $68.7 million for the three months ended September 30, 2024. Revenue decreased $8.7 million as a result of a decrease in the average selling price, excluding the effects of derivatives, on natural gas of 40% and $5.1 million as a result of a decrease in the average selling price, excluding the effects of derivatives, on oil of 11%. These decreases were partially offset by an increase of $7.4 million due to an increase in production of 1 MBoe primarily as a result of increased oil production of 116 MBbls and increased NGL production of 16 MBbls due to production from the Williston Basin Acquisitions partially offset by natural declines and downtime. This increased production was partially offset by decreased natural gas production of 788 MMcf primarily due to natural declines. Additionally, gains on our hedging activity of $4.5 million, of which $1.0 million were unrealized gains and $3.5 million were realized gains and an increase in the average selling price, excluding the effects of derivatives, on NGLs of 12% resulted in an increase in revenue of $0.7 million.
Production expenses
Production expenses increased $3.8 million, or 11%, from $35.7 million for the three months ended September 30, 2023 to $39.4 million for the three months ended September 30, 2024. The increase is primarily due to costs from the Williston Basin Acquisitions.

On a per unit basis, production expenses increased from $16.95 per Boe sold for the three months ended September 30, 2023 to $18.73 per Boe sold for the three months ended September 30, 2024. The increase is primarily related to having a higher percentage of oil production, which is more expensive on a Boe basis than natural gas production.
Taxes, transportation, and other
Taxes, transportation, and other decreased $0.8 million, or 5%, from $15.3 million for the three months ended September 30, 2023 to $14.5 million for the three months ended September 30, 2024. The decrease is primarily attributable to lower natural gas and oil prices partially offset by increased NGL prices and the increase in production.
On a per unit basis, taxes, transportation, and other decreased from $7.25 per Boe sold for the three months ended September 30, 2023 to $6.87 per Boe sold for the three months ended September 30, 2024. The decrease is primarily related to the lower natural gas and oil prices.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased $3.0 million, or 28%, from $10.6 million for the three months ended September 30, 2023 to $13.6 million for the three months ended September 30, 2024. The increase is primarily attributable to the Williston Basin production.
On a per unit basis, depreciation, depletion, and amortization increased from $5.05 per Boe sold for the three months ended September 30, 2023 to $6.45 per Boe sold for the three months ended September 30, 2024. The increase is primarily related to the Williston Basin production which has a higher rate than the historical properties.
General and administrative
General and administrative (“G&A”) expenses increased $1.5 million, or 87%, from $1.8 million for the three months ended September 30, 2023 to $3.3 million for the three months ended September 30, 2024. The increase is primarily attributable to higher personnel costs of $0.9 million due, in part, to amortization of unit awards and increased acquisition costs.
On a per unit basis, G&A expense increased from $0.83 per Boe sold for the three months ended September 30, 2023 to $1.56 per Boe sold for the three months ended September 30, 2024. The increase is primarily related to increased costs partially offset by increased production.
Other income
Other income increased $1.1 million, or 22%, from $5.2 million for the three months ended September 30, 2023 to $6.3 million for the three months ended September 30, 2024. The increase is primarily attributable to higher CO2 and plant income of $1.1 million. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.
Interest expense
Interest expense increased $0.7 million, or 55%, from $1.2 million for the three months ended September 30, 2023 to $1.9 million for the three months ended September 30, 2024. The increase is primarily attributable to increased borrowings and a higher interest rate.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
REVENUES
Oil and condensate	$136,944	$132,604
Natural gas liquids	20,367	21,602
Gas	36,167	134,539
Total Revenues	193,478	288,745
EXPENSES
Production	108,959	110,338
Exploration	214	107
Taxes, transportation and other	43,240	59,252
Depreciation, depletion and amortization	34,422	33,097
Accretion of discount in asset retirement obligation	8,491	6,462
General and administrative	10,520	5,062
Total Expenses	205,846	214,318
OPERATING INCOME (LOSS)	(12,368)	74,427
OTHER INCOME (EXPENSE)
Other income	28,584	18,233
Interest income	947	341
Interest expense	(3,885)	(3,259)
Total Other Income	25,646	15,315
NET INCOME	$13,278	$89,742

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Sales:
Oil and condensate sales (MBbls)	1,775	1,806
Natural gas liquids sales (MBbls)	889	913
Natural gas sales (MMcf)	20,694	21,231
Total (MBoe)	6,112	6,257
Total (MBoe/d)	22	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$75.35	$75.63
Oil and condensate (per Bbl) (1)	$77.17	$73.43
Natural gas liquids excluding the effects of derivatives (per Bbl)	$22.92	$23.25
Natural gas liquids (per Bbl) (2)	$22.92	$23.67
Natural gas excluding the effects of derivatives (per Mcf)	$1.96	$6.02
Natural gas (per Mcf) (3)	$1.75	$6.34
Expense per Boe:
Production	$17.84	$17.64
Taxes, transportation and other	$7.07	$9.47
Depreciation, depletion and amortization	$5.63	$5.29
General and administrative expenses	$1.72	$0.81
_________________________________
(1)Oil and condensate prices include both realized gains from derivatives. Unrealized gains were $8.9 million for the nine months ended September 30, 2024 and $1.0 million for the nine months ended September 30, 2023. Realized losses were $5.6 million for the nine months ended September 30, 2024 and $5.0 million for the nine months ended September 30, 2023.
(2)Natural gas liquids prices include both realized gains and unrealized gains and losses from derivatives. Unrealized losses were $0.5 million for the nine months ended September 30, 2024 and unrealized gains were $0.2 million for the nine months ended September 30, 2023. Realized gains were $0.5 million for the nine months ended September 30, 2024 and $0.2 million for the nine months ended September 30, 2023.
(3)Natural gas prices include both realized and unrealized gains and losses from derivatives. Unrealized losses were $11.9 million for the nine months ended September 30, 2024 and unrealized gains were $83.7 million for the nine months ended September 30, 2023. Realized gains were $7.4 million for the nine months ended September 30, 2024 and realized losses were $76.9 million for the nine months ended September 30, 2023.
Revenues
Revenues decreased $95.3 million, or 33%, from $288.7 million for the nine months ended September 30, 2023 to $193.5 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a 67% decrease in the average selling price of natural gas, excluding the effects of derivatives, resulting in a decrease in revenue of $86.0 million, on oil of less than 1% resulting in a decrease in revenue of $0.5 million and on NGLs of 1% resulting in a decrease in revenue of $0.3 million. Additionally, revenue decreased $3.9 million due to a decrease in production of 145 MBoe primarily as a result of natural production declines and downtime partially offset by production from the Williston Basin Acquisitions. Finally, we incurred net losses on our hedging activity of $4.5 million, of which $88.4 million were unrealized losses and $83.9 million were realized gains.
Production expenses
Production expenses decreased $1.4 million, or 1%, from $110.3 million for the nine months ended September 30, 2023 to $109.0 million for the nine months ended September 30, 2024. This decrease is primarily due to decreased maintenance and energy costs partially offset by costs related to the Williston Basin Acquisitions.
On a per unit basis, production expenses increased from $17.64 per Boe sold for the nine months ended September 30, 2023 to $17.84 per Boe sold for the nine months ended September 30, 2024. The increase is primarily related to costs related to the Williston Basin Acquisitions and the decrease in production partially offset by decreased maintenance and energy costs.

Taxes, transportation, and other
Taxes, transportation, and other decreased $16.0 million, or 27%, from $59.3 million for the nine months ended September 30, 2023 to $43.2 million for the nine months ended September 30, 2024. The decrease is primarily attributable to the decrease in natural gas, NGLs and oil prices and the decrease in production.
On a per unit basis, taxes, transportation, and other decreased from $9.47 per Boe sold for the nine months ended September 30, 2023 to $7.07 per Boe sold for the nine months ended September 30, 2024. The decrease is primarily related to the lower natural gas, NGLs and oil prices.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased $1.3 million, or 4%, from $33.1 million for the nine months ended September 30, 2023 to $34.4 million for the nine months ended September 30, 2024. The increase is primarily attributable to a higher rate, primarily due to Williston Basin production which has a higher rate than the historical properties, partially offset by decreased production.
On a per unit basis, depreciation, depletion, and amortization increased from $5.29 per Boe sold for the nine months ended September 30, 2023 to $5.63 per Boe sold for the nine months ended September 30, 2024. The increase is primarily related to the Williston Basin production which has a higher rate than the historical properties.
General and administrative
General and administrative (“G&A”) expenses increased $5.5 million, or 108%, from $5.1 million for the nine months ended September 30, 2023 to $10.5 million for the nine months ended September 30, 2024. The increase is primarily attributable to higher personnel costs of $4.3 million due in part to amortization of unit awards and additional expenses related to being a public company.
On a per unit basis, G&A expense increased from $0.81 per Boe sold for the nine months ended September 30, 2023 to $1.72 per Boe sold for the nine months ended September 30, 2024. The increase is primarily related to increased costs and decreased production.
Other income
Other income increased $10.4 million, or 57%, from $18.2 million for the nine months ended September 30, 2023 to $28.6 million for the nine months ended September 30, 2024. The increase is primarily attributable to $7.0 million in bonus payments on term assignment of leases, higher CO2 and plant income of $2.6 million and a $0.8 million increase in marketing income. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.
Interest expense
Interest expense increased $0.6 million, or 19%, from $3.3 million for the nine months ended September 30, 2023 to $3.9 million for the nine months ended September 30, 2024. The increase is primarily attributable to the increased borrowings and a higher interest rate.
Liquidity and Capital Resources
Our primary sources of liquidity and capital will be cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $148.0 million at September 30, 2024 and $21.0 million at December 31, 2023, and the remaining availability under our Credit Facility was $127.0 million at September 30, 2024 and $144.0 million at December 31, 2023. Additionally, we had negative net working capital (including cash and excluding the effects of derivative instruments) of $1.5 million at September 30, 2024 and positive net working capital (including cash and excluding the effects of derivative instruments) $14.1 million at December 31, 2023.
On June 28, 2024, we completed the Offering, which resulted in proceeds of $122.5 million net of underwriting discounts, commissions and other costs. On July 2, 2024, we completed the sale of an additional 975,000 common units at a price of $20.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the Offering, resulting in additional proceeds of $18.7 million net of underwriting discounts, commissions and other costs. We used the net proceeds from the Offering to fund a portion of the cash consideration for the Williston Acquisitions.
As of September 30, 2024, we have $148.0 million outstanding borrowings under our Credit Facility and cash on hand of $3.8 million. These borrowings under our Credit Facility, which increased our net-debt-to-EBITDAX ratio to approximately one times, were incurred to fund the remainder of the Williston Basin Acquisitions. We expect to carry this level of debt moving forward.
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. Our third quarter distribution of $0.58 per unit with respect to cash available for distribution for the three months ended September 30, 2024, was declared on November 5, 2024 and will be paid on November 22, 2024 to unitholders of record on November 15, 2024.

The fourth quarter distribution of $0.58 per unit with respect to cash available for distribution for the three months ended December 31, 2023, was paid on March 28, 2024. The first quarter distribution of $0.65 per unit with respect to cash available for distribution for the three months ended March 31, 2024, was paid May 29, 2024. The second quarter distribution of $0.57 per unit with respect to cash available for distribution for the three months ended June 30, 2024, was paid August 27, 2024.
Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions were $273.0 million for the nine months ended September 30, 2024 and $40.5 million for the nine months ended September 30, 2023.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”
We incurred costs of approximately $15.7 million for drilling, completion and recompletion activities and facilities costs in the nine months ended September 30, 2024 and we have budgeted approximately $20.0 million for such costs in 2024.
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

Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$68,792	$59,732
Net cash used by investing activities	(273,012)	(40,535)
Net cash provided by (used by) financing activities	203,561	(22,510)

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net cash provided by operating activities
Net cash provided by operating activities increased $9.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to a decrease in net cash paid on our derivatives, partially offset by a decline in operating results, excluding the effects of derivatives, primarily due to lower production and lower natural gas, NGL and oil realizations partially offset by decreased costs.
Net cash used by investing activities
Net cash used by investing activities increased $232.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to an increase in proved property acquisitions of $252.2 million partially offset by decreased development costs of $19.7 million.
Net cash used by financing activities

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Proceeds from long-term debt	$222,000	$64,000
Payments on long-term debt	(95,000)	(159,000)
Net proceeds from public offering	141,245	—
Net proceeds from initial public offering	—	106,277
Proceeds from sale of units to cover withholding taxes	930	—
Withholding taxes paid on vesting of restricted units	(851)	—
Debt issuance costs	(3,173)	(125)
Distributions	(61,590)	(33,662)
Net cash provided by (used by) financing activities	$203,561	$(22,510)
Net cash provided by financing activities increased $226.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in net borrowings under our Credit Facility of $222.0 million and increased net proceeds from public offering of $35.0 million partially offset by increased distributions to unitholders of $27.9 million and increased debt offering costs of $3.0 million.
Revolving credit agreement
On August 30, 2024, we entered into Amendment No. 4 and Borrowing Base Agreement (“Amendment No. 4”) on our senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 4 extended the maturity date of the Credit Facility to August 30, 2028, increased the borrowing base from $165 million to $275 million and joined certain new Lenders to the Credit Facility.

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
At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). The weighted average interest rate on Credit Facility borrowings was 8.80% in the nine months ended September 30, 2024.
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
We had $148 million of debt outstanding and $127 million available under our Credit Facility as of September 30, 2024.
Contractual obligations and commitments
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Derivative contracts
We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of September 30, 2024, the current liability related to such contracts was $1.3 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas. For further information on derivative contracts, see Note 10 in the financial statements included elsewhere in this Quarterly Report.
Asset Retirement Obligation
At September 30, 2024, we had asset retirement obligations of $179.8 million inclusive of a current portion of $1.8 million. For further information on asset retirement obligations, see Note 7 in the financial statements included elsewhere in this Quarterly Report.

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
As of September 30, 2024, the fair market value of our oil, NGL and natural gas derivative contracts was a net liability of $1.5 million. Based upon our open commodity derivative positions at September 30, 2024, a hypothetical 10% change in the NYMEX WTI and Henry Hub prices, OPIS prices and basis prices would change our net oil, NGL and natural gas derivative liability by approximately $21.4 million.

(in thousands)	Fair Value at September 30, 2024	Hypothetical Price Increase or Decrease of 10%
Derivative asset (liability) – Crude Oil	$5,694	$(9,721)
Derivative asset (liability) – Natural Gas Liquids	$—	$—
Derivative asset (liability) – Natural Gas	$(7,234)	$(11,643)
Net derivative liability	$(1,540)	$(21,364)
The hypothetical change in fair value could be a gain or loss depending on whether prices increase or decrease.
Counterparty and customer credit risk
Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds in major financial institutions. We often have balances in excess of the federally insured limits.
We sell oil, NGL and natural gas production to various types of customers. Credit is extended based on an evaluation of the customer’s financial condition and historical payment record. The future availability of a ready market for our production depends on numerous factors outside of our control, none of which can be predicted with certainty. For the years ended December 31, 2023 and December 31, 2022, we had two customers, that each accounted for more than 10% of total revenues. We do not believe the loss of any single purchaser would materially impact our operating results because oil, NGLs and natural gas are fungible products with well-established markets and numerous purchasers.
At September 30, 2024, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.

Interest rate risk
At September 30, 2024, we had $148 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $1.5 million per year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our assessment and estimates of the properties in the EMEP Acquisition to date has been limited and may prove to be incorrect. Our assessment of these properties may not reveal all existing or potential problems. In addition, any inspection that we do may not reveal all title issues or other problems. We may be required to assume the risk that the properties may not perform in accordance with our expectations. Our ability to make specified claims against the seller generally expires over time and we may be left with no recourse for liabilities and other problems associated with the Williston Acquisitions that we do not discover prior to the expiration date related to such matters arising under the Williston Acquisitions. Moreover, there can be no assurance that the EMEP 2024 development program will increase production or enable us to achieve a three-year average annual decline rate on the Williston Assets of approximately 14%.

The market price of our common units may decline as a result of the Williston Acquisitions if, among other things, the integration of the properties acquired in the Williston Acquisitions is unsuccessful or if the properties are not successfully developed by working interest owners or if the liabilities, expenses, title and other defects, or transaction costs related to the Williston Acquisitions is greater than expected. The market price of our common units may decline if we do not achieve the perceived benefits of the Williston Acquisitions as rapidly or to the extent anticipated by us or by securities market participants or if the effect of the Williston Acquisitions on our business, results of operations or financial condition or prospects is not consistent with our expectations or those of securities market participants.

As a result of the completion of the EMEP Acquisition, we are required to prepare and disclose historical and pro forma financial statements with the SEC, which such financial statements have not been prepared or filed as of the date of this report.

As a result of the completion of the EMEP Acquisition, we are required to file audited financial statements in accordance with the requirements of Regulation S-X (“Regulation S-X”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and pro forma financial statements in connection with the Williston Acquisitions no later than 75 calendar days after the date on which the EMEP Acquisition closes. You will not have the benefit of the financial statements or pro forma information relating to the Williston Acquisitions until such financial statements are filed, and the pro forma financial statements of the Company, pro forma for the Williston Acquisitions, may differ significantly from the historical financial statements of the Company.

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

We incurred significant indebtedness to finance the EMEP Acquisition.

As of September 30, 2024, we have $148.0 million of outstanding borrowings under our Credit Facility. This resulted in an increase to our net-debt-to-Adjusted EBITDAX ratio to approximately one times.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

On August 30, 2024, Brent W. Clum, the Company's President of Business Operations and Chief Financial Officer and director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule

10b5-1(c) of the Securities Act for the sale of the Company’s common units to cover taxes due in connection with the vesting of phantom units after November 28, 2024. The duration of this arrangement is until the final vesting date or forfeiture of the applicable phantom units. The number of common units that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common units at the time of settlement.

On August 30, 2024, Scott T. Agosta, the Company's Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Act for the sale of the Company’s common units to cover taxes due in connection with the vesting of phantom units after November 28, 2024. The duration of this arrangement is until the final vesting date or forfeiture of the applicable phantom units. The number of common units that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common units at the time of settlement.

No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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

4.1
Registration Rights Agreement, dated as of August 30, 2024, among TXO Partners, L.P., EMEP Acquisitions, LLC, and VR4-ELM, LP. (incorporated by reference to Exhibit 4.1 to Form 8-K filed August 30, 2024)

10.1
Amendment No. 4 and Borrowing Base Agreement, dated as of August 30, 2024, among TXO Partners, L.P., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 30, 2024)

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