Form 10-K
period 2024-12-31
TXO Partners, L.P.
filed 2025-03-04
CIK 1559432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the common units held by non-affiliates of the registrant, based on the closing price of the common units on the New York Stock Exchange on June 28, 2024, was $504.4 million.
`The registrant had 41,167,625 Common Units outstanding as of March 4, 2025.
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

Part I
Items 1 & 2. Business and Properties
Business Overview
We are focused on the acquisition, development, optimization and exploitation of conventional oil, natural gas, and natural gas liquid reserves in North America. Our management team has significant industry experience acquiring and exploiting conventional oil and natural gas properties in multiple resource plays and basins. As a result of such experience, our operations focus primarily on enhancing the development and operation of producing properties through our concentration on efficiency and optimizing exploitation of current wells. Our current acreage positions are concentrated in the Permian Basin of West Texas and New Mexico, the San Juan Basin of New Mexico and Colorado and the Williston Basin of Montana and North Dakota, each of which we believe is characterized by low geologic risk, low decline rates and high recoveries relative to drilling and completion costs.
Our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner which we refer to as “available cash”. We believe the low decline nature of our reserves and the relatively low cost to maintain production combined with our moderate leverage profile will support distributions to our unitholders. The amount of cash available for distribution with respect to any quarter, however, will be dependent on the then-prevailing commodity prices. To mitigate the risk associated with volatile commodity prices and to further enhance the stability of our cash flow available for distributions, from time to time we may opportunistically hedge a portion of our production volumes at prices we deem attractive to mitigate our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales. Nevertheless, our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero.
We seek to maintain a flat to low growth production profile through a combination of low-risk development and exploitation of our existing properties, generally funded by cash flow from operating activities, and future acquisitions of producing properties. We believe this will allow us to increase our reserves and production and, over time, to increase distributions to our unitholders. To date we have been successful in offsetting the natural decline in production from reservoir depletion through acquisitions and drilling. Historically, funding sources for our capital expenditures, including acquisitions, have included proceeds from bank borrowings, cash from our partners and cash flow from operating activities. We expect to continue to fund our capital expenditures primarily with cash flow generated by operating activities, but may use borrowings under our Credit Facility in connection with acquisitions in particular. Additionally, we may seek to issue additional equity securities from time to time as market conditions allow to facilitate future acquisitions. Our development budget is approximately $30 - $50 million for 2025.
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

Our Business Strategies
Our primary business objective is to make increasing distributions to our unitholders over time. To achieve our objective, we intend to execute the following business strategies:
•Focus on long-lived, low decline assets. We believe that by focusing on the exploitation of our existing assets, we can maintain current production using a portion of our operating cash flow, while utilizing the remainder of our operating cash flow to acquire additional assets to exploit and make distributions to our unitholders.

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
•Maintain financial flexibility with a conservative capital structure and ample liquidity. We intend to conduct our operations primarily through cash flow generated from operations with a focus on maintaining a disciplined balance sheet with moderate outstanding debt. Due to our strong operating cash flows and liquidity, we have substantial flexibility to fund our capital budget and to potentially accelerate our drilling program as conditions warrant. Our focus is on the economic extraction of hydrocarbons while maintaining a prudent leverage ratio and strong liquidity profile. Although we may use leverage to make accretive acquisitions, we will do so with the long-term goal of maintaining our debt at a level that does not exceed a net debt-to-EBITDAX ratio of one times. Further, we expect that our hedging strategy will reduce our exposure to commodity price volatility.
•Execute attractive acquisitions and optimize assets through effective integration. Our management team has a history of successfully identifying, acquiring and optimizing assets over the past three decades. We believe our acreage positions in the Permian Basin, San Juan Basin and Williston Basin provide opportunities to increase production and reserves through the implementation of mechanical and operational improvements, workovers, behind-pipe completions, secondary and tertiary recovery operations, new development wells and other development activities. We plan to use the expertise of our management team to strategically acquire properties that complement our operations.

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
•Ability to source, integrate and optimize acquisitions. Our management team has demonstrated the ability to source and integrate acquisitions of various sizes. While at XTO, our management team completed hundreds of acquisitions for over $15 billion in consideration and successfully integrated such acquisitions, ultimately driving significant returns for shareholders. We have successfully drawn on this experience to identify and complete multiple acquisitions to establish our anchor positions in the Permian Basin, San Juan Basin and Williston Basin. We expect that our expertise in sourcing and completing acquisitions will allow us to successfully execute additional bolt-on acquisitions in our existing operating areas and, if and when appropriate, additional opportunistic acquisitions.
•Conservatively capitalized balance sheet, strong liquidity profile and financial flexibility. We have a strong and conservative financial position that allows us to effectively allocate capital and grow our reserves and production. Due to the significant existing vertical production and the predictable low-decline profiles associated with our existing production, our business generates significant operating cash flows. We expect to maintain a debt level that does not exceed a net debt-to-EBITDAX ratio of one times and to have substantial liquidity, which will provide us with further financial flexibility to fund our capital expenditures and grow production and reserves as part of our existing strategic plan. We may also opportunistically hedge to protect our future operating cash flows from volatility in commodity prices.
Our Properties
As of December 31, 2024, our assets consisted of 1,117,628 gross (549,229 net) leasehold and mineral acres located primarily in the Permian Basin, San Juan Basin and Williston Basin. As of December 31, 2024, our total estimated proved reserves were approximately 94 MMBoe, of which approximately 65% were liquids and approximately 89% were proved developed, both on a Boe basis. In 2024, we produced an average of 23,387 Boe per day, approximately 66% of which came from assets operated by us.
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
The Permian Basin is one of the oldest and most prolific producing basins in North America. Consisting of approximately 75,000 square miles centered around Midland, Texas, the Permian spans across west Texas and southeast New Mexico. The Permian Basin has been a significant source of oil production in the United States since the 1920s and, according to the U.S. Energy Information Administration (“EIA”), accounted for approximately 48% of all oil production and approximately 23% of all natural gas production in the United States as of December 31, 2024. While horizontal development is the primary focus for many operators, there continues to be significant conventional oil and gas drilling throughout the Permian Basin. Through enhanced oil recovery methods such as CO2 injection, operators like us are able to unlock incremental additional hydrocarbon production in these older, conventional assets at comparatively lower costs as compared to the drilling and completion costs of horizontal wells.
Our management team believes the development and exploitation of conventional assets in the Permian Basin is among the most economic oil and natural gas plays in the United States. Since completing the 2021 Acquisitions, we initially focused our efforts on returning wells to production as well as on other low-risk maintenance projects. Recently, we have increased our drilling and recompletion work. Substantially all of our acreage in the Permian Basin is held by production, which means we do not have to drill any wells to maintain ownership of our leases. We drilled or participated in the drilling of 6 gross wells in the Permian Basin during 2024. Based on current commodity prices, we expect to drill or participate in the drilling of approximately 1 gross well in 2025. We recompleted 3 gross wells in the Permian Basin in 2024 and expect to recomplete approximately 7 gross wells in 2025. Our base decline rate for our Permian Basin properties is currently estimated to be approximately 6%.
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
Our San Juan acreage includes substantial, predictable, low-decline natural gas production that provides for relatively stable cash flows. Our base decline rate for our San Juan Basin properties is currently estimated to be approximately 8%. Our existing production comes from primarily coalbed methane wells. Substantially all of our acreage in the San Juan Basin is held by production. Additionally, as of December 31, 2024, we own 84,679 gross acres in New Mexico in the Mancos Shale. We believe our Mancos Shale properties offer us significant potential upside that is held by production.
We drilled or participated in the drilling of 18 gross wells in the San Juan Basin during 2024. We expect to drill or participate in the drilling of approximately 14 gross wells in 2025 but we will periodically reassess our plans given the volatility in natural gas prices. We recompleted 14 gross wells in the San Juan Basin in 2024 and we expect to recomplete no gross wells in 2025.
Williston Basin
We acquired our initial 273,625 gross leasehold and mineral acres in the Williston Basin in 2024 in the Eagle Mountain Energy Partners and Kaiser Francis acquisitions (“the Williston Basin acquisitions”).

Known today primarily for the Bakken formation, the Williston Basin of eastern Montana, western North Dakota, South Dakota, and southern Saskatchewan encompasses over 300,000 square miles. The Bakken formation was discovered to contain oil in 1953 and was primarily seen as the source rock feeding shallower conventional petroleum deposits. According to the EIA, the Bakken region produced an average of 1.2 million barrels of oil per day, accounting for 9% of total U.S. crude oil production. Additionally, 842 new wells were drilled in 2024 with an average of 34 active drilling rigs.
Our management team believes the development and exploitation of our non-conventional assets in the Williston Basin is among the most economic oil and natural gas plays in our portfolio. We expect that we will focus almost 50% of our drilling and recompletion work in 2025 in the Williston Basin assets. Substantially all of our acreage in the Williston Basin is held by production, which means we do not have to drill any wells to maintain ownership of our leases. We drilled or participated in the drilling of 2 gross wells in the Williston Basin during 2024. Based on current commodity prices, we expect to drill or participate in the drilling of approximately 6 gross wells in 2025. We recompleted 5 gross wells in the Williston Basin in 2024 and expect to recomplete approximately 3 gross wells in 2025. Our base decline rate for our Williston Basin properties is currently estimated to be approximately 17%.
2024 Revenue Breakdown
For year ended December 31, 2024, our consolidated revenues were derived 66% from oil revenues, 24% from natural gas revenues and 10% from NGL revenues, in each case excluding the unrealized effects of our commodity derivative contracts. After giving effect to unrealized commodity derivative contracts, our revenues were derived 70% from oil revenues, 20% from natural gas revenues and 10% from NGL revenues over the same period. For the year ended December 31, 2024, our total average production was 23,387 Boe/d (approximately 32% oil, 54% natural gas, and 14% NGLs). Over the same period, our average production in the Permian Basin was 6,961 Boe/d (approximately 84% oil, 3% natural gas, and 13% NGLs), our average production in the San Juan Basin was 13,143 Boe/d (approximately 1% oil, 83% natural gas, and 16% NGLs) and our average production in the Williston Basin was 1,926 Boe/d (approximately 78% oil, 11% natural gas, and 11% NGLs). Our average daily production in the Williston Basin for the period subsequent to completion of the Williston Basin acquisitions was 5,668 Boe/d.
Development Plan and Capital Budget
Historically, our business plan has focused on acquiring and then exploiting producing assets. Funding sources for our acquisitions have included proceeds from bank borrowings, cash from our partners and cash flow from operating activities. We incurred $28.0 million of development capital in 2024 and expect to incur approximately $30 - $50 million for development in 2025. Much of our development time and capital is spent on workovers, recompletions and field optimizations of existing assets. We expect to use the additional information derived from this exploitation to inform our decisions about additional drilling opportunities to pursue, either in recently acquired assets or new acquisitions. To the extent that we complete any acquisitions during 2025, we may reduce our other expected capital plans to offset the acquisition cost and to temper production growth in favor of distributions to our unitholders.
During 2024, we spent approximately $17.4 million to drill 26 gross wells (4.3 net wells) and on related equipment, $8.5 million on recompletions of existing wells, $2.0 million on capital workovers and $0.1 million on other projects. We spent approximately $10.2 million in the Permian Basin, approximately $5.0 million in the San Juan Basin and approximately $12.8 million in the Williston Basin in 2024.
We expect to allocate a portion of our 2025 budget to projects focused on enhancing existing production. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our 2025 capital development programs from cash flow from operations. We held our 2024 capital program essentially flat at $28.0 million compared to $29.8 million in 2023.
Oil, Natural Gas and NGL Data
Reserves
Summary of Oil, Natural Gas and NGL Reserves. The following table presents our estimated net proved oil, natural gas and NGL reserves as of December 31, 2024, 2023 and 2022. The reserve estimates presented in the table below are based on reports prepared by Cawley, Gillespie & Associates, our independent petroleum engineers, which reports were prepared in accordance with current SEC rules and regulations regarding oil and natural gas reserve reporting.

	TXO Partners
	As of December 31,
	2024 (1)	2023 (1)	2022 (1)
Proved Reserves:
Oil (MBbls)	47,191.9	40,453.1	53,509.2
NGLs (MBbls)	13,794.4	15,483.0	21,932.4
Natural gas (MMcf)	197,035.7	265,827.6	407,877.2
Total Proved Reserves (MBoe)	93,825.6	100,240.7	143,421.1
Standardized Measure (in millions)	$976.6	$890.6	$1,969.8
PV-10 (in millions)(2)	$1,032.5	$932.0	$2,005.7
Proved Developed Reserves:
Oil (MBbls)	37,894.6	30,959.4	34,672.0
NGLs (MBbls)	13,194.9	15,110.9	20,723.6
Natural gas (MMcf)	196,013.7	264,934.4	385,188.6
Total Proved Developed Reserves (MBoe)	83,758.5	90,226.0	119,593.7
PV-10 (in millions)(2)	$879.0	$763.1	$1,560.1
Proved Undeveloped Reserves:
Oil (MBbls)	9,297.3	9,493.7	18,837.2
NGLs (MBbls)	599.5	372.1	1,208.8
Natural gas (MMcf)	1,022.0	893.2	22,688.6
Total Proved Undeveloped Reserves (MBoe)	10,067.1	10,014.7	23,827.4
PV-10 (in millions)(2)	$153.5	$168.9	$445.6
__________________________________
(1)Our estimated net proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC regulations. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $75.48 per barrel for oil and $2.13 per MMBtu for natural gas at December 31, 2024, were $78.22 per barrel for oil and $2.64 per MMBtu for natural gas at December 31, 2023 and were $93.67 per barrel for oil and $6.36 per MMBtu for natural gas at December 31, 2022. The base prices were based upon Henry Hub and WTI-Cushing spot prices, respectively. These base prices were adjusted for differentials on a per-property basis, which may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. After these net adjustments, the net realized prices for the SEC price case over the life of the proved properties was estimated to be $73.73 per barrel for oil,

$17.70 per barrel for NGLs and $1.14 per Mcf for natural gas for the year ended December 31, 2024, $76.58 per barrel for oil, $18.44 per barrel for NGLs and $1.58 per Mcf for natural gas for the year ended December 31, 2023 and $92.94 per barrel for oil, $29.72 per barrel for NGLs and $4.35 per Mcf for natural gas for the year ended December 31, 2022.
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
Preparation of Reserve Estimates
Our reserve estimates as of December 31, 2024, 2023 and 2022 included in this Annual Report on Form 10-K are based on evaluations prepared by the independent petroleum engineering firm of Cawley, Gillespie & Associates in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. Our independent reserve engineers were selected for their historical experience and geographic expertise in engineering similar resources.
Under SEC rules, proved reserves are reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expires, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. If deterministic methods are used, the term “reasonable certainty” implies a high degree of confidence that the quantities of oil or natural gas actually recovered will equal or exceed the estimate. If probabilistic methods are used, there should at least be a 90% probability that the quantities actually recovered will equal or exceed the estimate. The technical and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, well-test data, production data (including flow rates), well data (including lateral lengths), historical price and cost information, and property ownership interests. Our independent reserve engineers use this technical data, together with standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, and analogy. The proved developed reserves and estimated ultimate recoveries (“EURs”) per well are estimated using performance analysis and volumetric analysis. The estimates of the proved developed reserves and EURs for each developed well are used to estimate the proved undeveloped reserves for each proved undeveloped location (utilizing type curves, statistical analysis, and analogy). All of our proved undeveloped reserves as of December 31, 2024, 2023 and 2022, relate to locations that are one offset away from an existing well.
Internal Controls
Our internal staff of petroleum engineers and geoscience professionals work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to our independent reserve engineers in their preparation of reserve estimates. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil, natural gas and NGLs that are ultimately recovered. See “Risk Factors—Risks Related to Our Business and the Oil, Natural Gas and NGL Industry—Reserve estimates depend on many assumptions that may ultimately be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves” for more information. The reserves engineering group is responsible for the internal review of reserve estimates and includes Brandon Hudson, our Vice President—Reservoir Engineering. The

Reservoir Engineering Vice President is primarily responsible for overseeing the preparation of our reserve estimates and has more than 15 years of experience as a reserve engineer. The reserves engineering group is independent of any of our operating areas. The Reservoir Engineering Vice President is directly responsible for overseeing the reserves engineering group. The reserves engineering group reviews the estimates with our third-party petroleum consultants, Cawley, Gillespie & Associates, an independent petroleum engineering firm.
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
Proved Undeveloped Reserves (PUDs)
As of December 31, 2024, our proved undeveloped reserves were composed of 9,297.3 MBbls of oil, 599.5 MBbls of NGLs and 1,022.0 MMcf of natural gas for a total of 10,067.1 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.
The following table summarizes our changes in PUDs, for the years ended December 31, 2024, 2023 and 2022 (in MBoe):

Balance, December 31, 2021	23,334.6
Purchases of reserves	1,966.8
Revisions of previous estimates	(990.5)
Transfers to proved developed	(483.5)
Balance, December 31, 2022	23,827.4
Revisions of previous estimates	(13,812.7)
Transfers to proved developed	0.0
Balance, December 31, 2023	10,014.7
Revisions of previous estimates	52.4
Transfers to proved developed	0.0
Balance, December 31, 2024	10,067.1
Revisions of previous estimates of 52 MBoe during the year ended December 31, 2024 resulted primarily from forecast changes (83 MBoe) partially offset by lower commodity prices and higher costs ((31) MBoe). Revisions of previous estimates of (13,813) MBoe during the year ended December 31, 2023 resulted primarily from forecast changes due to our development plans to reduce the duration of the proved undeveloped reserves from five years to two years ((13,300) MBoe) and lower commodity prices and higher costs ((513) MBoe). Revisions of previous estimates of ((991) MBoe) during the year ended December 31, 2022 resulted primarily from forecast changes ((1,078) MBoe) partially offset by higher commodity prices (87 MBoe).
We converted none of our proved undeveloped reserves into proved developed reserves in 2024. Costs incurred relating to the development of oil and natural gas reserves were $28.0 million during the year ended December 31, 2024. We converted none of our proved undeveloped reserves into proved developed reserves in 2023. Costs incurred relating to the development of oil and natural gas reserves were $29.8 million during the year ended December 31, 2023. We converted 483.5 MBoe of our proved undeveloped reserves into proved developed reserves in 2022. Costs incurred relating to the development of oil and natural gas reserves were $29.8 million during the year ended December 31, 2022.
We drilled or participated in the drilling of 6 gross wells in the Permian Basin during 2022, 19 gross wells in the Permian Basin during 2023, and 6 gross wells in the Permian Basin during 2024. We expect to drill or participate in the drilling of approximately 1 gross well in the Permian Basin during 2025. Also, we participated in the drilling of 18 gross wells in the San Juan Basin during 2022, 19 gross wells in the San Juan Basin during 2023, and 18 gross wells in the San Juan Basin during 2024. We expect to drill or participate in the drilling of approximately 14 gross wells in the San Juan Basin during 2025. In addition, we participated in the drilling of 2 gross wells in the Williston Basin during 2024. We expect to drill or participate in the drilling of approximately 6 gross wells in the Williston Basin during 2025
All of our PUD drilling locations are scheduled to be drilled within two years of December 31, 2024. We drilled and completed or participated in the drilling and completion of no PUD locations during 2024. We anticipate drilling and completing or participating in the drilling and completion of approximately 16 PUD locations during 2025 and 18 during 2026. These PUD locations relate to 10.1 MMBoe of PUD reserves. Our development costs relating to the development of our PUDs at December 31, 2024 are projected to be $25.1 million in 2025 and $27.8 million in 2026 for a total of $52.9 million of future development costs. All of these PUD drilling locations are part of a development plan adopted by management. We expect that the cash flow generated by our existing wells, in addition to availability under our Credit Agreement, will be sufficient to fund our drilling program, maintenance capital expenditures and PUD conversion into proved developed reserves in accordance with our development schedule. Please see “Risk Factors—Risks Related to Our Business and the Oil, Natural Gas and NGL Industry—Reserve estimates depend on many assumptions that may ultimately be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.”

Natural Gas, Oil and NGL Production Prices and Production Costs

Production and Price History
The following table sets forth information regarding our production and operating data for the periods indicated.
Production data:
Sales:

	Year Ended December 31,
	2024	2023	2022
Permian Basin
Natural gas sales (MMcf)	519	655	728
Natural gas liquids sales (MBbl)	328	340	334
Oil and condensate sales (MBbl)	2,133	2,347	2,170
Total (MBoe)	2,548	2,796	2,626
Total (MBoe per day)	7	8	7
San Juan
Natural gas sales (MMcf)	23,913	25,177	25,886
Natural gas liquids sales (MBbl)	798	883	991
Oil and condensate sales (MBbl)	27	19	28
Total (MBoe)	4,810	5,098	5,333
Total (MBoe per day)	13	14	15
Williston Basin
Natural gas sales (MMcf)	462	—	—
Natural gas liquids sales (MBbl)	78	—	—
Oil and condensate sales (MBbl)	550	—	—
Total (MBoe)	705	—	—
Total (MBoe per day)	2	—	—
Other
Natural gas sales (MMcf)	2,896	2,906	2,943
Natural gas liquids sales (MBbl)	7	9	9
Oil and condensate sales (MBbl)	7	10	8
Total (MBoe)	496	503	507
Total (MBoe per day)	1	1	1
Total (MBoe)	8,559	8,397	8,466

Average realized sales prices:

	Year Ended December 31,
	2024	2023	2022
Permian Basin
Natural gas excluding effects of derivatives (per Mcf)	$0.70	$1.95	$5.36
Natural gas liquids excluding effects of derivatives (per Bbl)	$35.81	$33.29	$47.85
Oil and condensate excluding effects of derivatives (per Bbl)	$74.52	$75.98	$93.94
San Juan
Natural gas excluding effects of derivatives (per Mcf)	$2.14	$5.29	$6.65
Natural gas liquids excluding effects of derivatives (per Bbl)	$18.71	$18.39	$31.32
Oil and condensate excluding effects of derivatives (per Bbl)	$69.05	$69.73	$76.30
Williston Basin
Natural gas excluding effects of derivatives (per Mcf)	$0.95	$—	$—
Natural gas liquids excluding effects of derivatives (per Bbl)	$33.13	$—	$—
Oil and condensate excluding effects of derivatives (per Bbl)	$66.90	$—	$—
Other
Natural gas excluding effects of derivatives (per Mcf)	$2.02	$5.14	$6.69
Natural gas liquids excluding effects of derivatives (per Bbl)	$23.39	$21.76	$32.46
Oil and condensate excluding effects of derivatives (per Bbl)	$73.45	$78.35	$88.55
($ / Boe)	$33.34	$42.58	$53.11

Expense per Boe:

	Year Ended December 31,
	2024	2023	2022
Permian Basin
Production	$39.47	$37.13	$34.21
Taxes, transportation, and other	$8.56	$8.08	$10.67
Depreciation, depletion, and amortization	$10.33	$12.24	$11.96
San Juan
Production	$7.28	$7.15	$6.39
Taxes, transportation, and other	$6.95	$10.02	$12.13
Depreciation, depletion, and amortization	$2.59	$1.44	$1.20
Williston Basin
Production	$14.14	$—	$—
Taxes, transportation, and other	$5.57	$—	$—
Depreciation, depletion, and amortization	$14.77	$—	$—
Other
Production	$9.63	$8.90	$7.39
Taxes, transportation, and other	$2.62	$3.49	$4.52
Depreciation, depletion, and amortization	$6.51	$5.41	$7.06
Productive Wells
As of December 31, 2024, we owned interests in the following number of productive wells:

	Oil Wells	Gas Wells	Total
Permian Basin
Gross	3,645.0	108.0	3,753.0
Net	659.2	10.9	670.1
San Juan
Gross	52.0	11,353.0	11,405.0
Net	0.5	1,075.3	1,075.8
Williston Basin
Gross	684.0	—	684.0
Net	351.2	—	351.2
Other
Gross	740.0	2,165.0	2,905.0
Net	—	87.0	87.0
Total
Gross	5,121.0	13,626.0	18,747.0
Net	1,010.9	1,173.2	2,184.1
Developed and Undeveloped Acreage
The following table sets forth information as of December 31, 2024 relating to our developed and undeveloped acreage. Developed acreage is acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	141,006	77,403	—	—	141,006	77,403
San Juan Basin	446,072	245,622	824	703	446,896	246,325
Williston Basin	273,625	177,856	—	—	273,625	177,856
Other	256,101	47,645	—	—	256,101	47,645
Total	1,116,804	548,526	824	703	1,117,628	549,229
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

	Years Ended December 31,
	2024 (1)		2023 (2)		2022 (3)
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Completed as:
Gas wells	8	0.9	16	2.3	10	4.1
Oil wells	18	3.4	22	2.7	14	2.1
Non-productive	—	—	—	—	—	—
Total	26	4.3	38	5.0	24	6.2
Exploratory wells:
Completed as:
Gas wells	—	—	—	—	—	—
Oil wells	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total	—	—	—	—	—	—
Total	26	4.3	38	5.0	24	6.2
__________________________________
(1)These 26 wells do not include any gross wells drilled by other operators during the year ended December 31, 2024 in which we elected not to participate.
(2)These 38 wells do not include any gross wells drilled by other operators during the year ended December 31, 2023 in which we elected not to participate.
(3)These 24 wells do not include any gross wells drilled by other operators during the year ended December 31, 2022 in which we elected not to participate.

The following table sets forth information regarding our drilling activities as of December 31, 2024 and December 31, 2023, including with respect to wells awaiting completion, undergoing completion activities and which we have begun drilling subsequent to December 31, 2024 and 2023.

December 31, 2024	Permian Basin		San Juan Basin		Williston Basin
	Gross	Net	Gross	Net	Gross	Net
Drilling	—	—	—	—	—	—
Awaiting completion	—	—	2	—	4.0	0.5
Undergoing completion activities	—	—	—	—	—	—
Drilling begun subsequent to December 31, 2024	—	—	—	—	—	—

December 31, 2023	Permian Basin		San Juan Basin		Williston Basin
	Gross	Net	Gross	Net	Gross	Net
Drilling	—	—	2	—	—	—
Awaiting completion	—	—	4	—	—	—
Undergoing completion activities	2	0.1	—	—	—	—
Drilling begun subsequent to December 31, 2023	—	—	—	—	—	—
Operations
General
We operated wells responsible for approximately 66% of our production for the year ended December 31, 2024 and 67% for the year ended December 31, 2023. As operator, we design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities on a day-to-day basis. We do not own the drilling rigs or other oil field services equipment used for drilling or maintenance on the properties we operate.
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
Our assets include a 50% interest in Cross Timbers Energy, LLC (“Cross Timbers”). Certain affiliates of Exxon and XTO, which we refer to collectively as the “XTO Entities,” collectively own the remaining 50% interest in Cross Timbers. We account for our undivided interest in our investment in Cross Timbers using the proportionate consolidation method, pursuant to which we consolidate our proportionate share of assets (including reserves), liabilities, revenues and expenses of the joint venture. For the year ended December 31, 2024, Cross Timbers represents approximately 24% of our revenues excluding the effects of our commodity derivative contracts and approximately 24% of our proved reserves, on a proportional ownership basis, with assets primarily located in the Permian Basin of Texas and New Mexico and the San Juan Basin of New Mexico and Colorado.
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
Cross Timbers is also a party to an operating and services agreement with us pursuant to which we provide all administrative services and conduct operations that are necessary or proper for the development, operation, protection and maintenance of the assets held by Cross Timbers in exchange for a management fee. We earned management fees from Cross Timbers of $5.1 million for year ended December 31, 2024 and $6.2 million for the year ended December 31, 2023.
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
We sell the majority of our production under arm’s length contracts with terms of 12 months or less, including on a month-to-month basis, to a relatively small number of customers, as is customary in our industry. We generally sell natural gas, NGL, crude oil and condensate production through production sale agreements with customary terms and conditions for the oil and natural gas industry at prevailing market prices, adjusted for quality, transportation fees, fractionation fees, regional price differentials, and, in the case of natural gas, energy content. Typically, our sales contracts are based on pricing provisions that are tied to a market index or postings. None of our contracts have minimum volume commitments. We have no commitments beyond twelve months to deliver a fixed or determinable quantity of our oil or natural gas production under our existing contracts. However, our existing contracts for NGL production include commitments for an average of 10 months.

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
For the year ended December 31, 2024, Chevron USA and Gunvor USA together accounted for almost 46% of our total revenues, excluding the impact of our commodity derivatives. For the year ended December 31, 2023, Chevron USA and CIMA Energy together accounted for more than 42% of our total revenues, excluding the impact of our commodity derivatives. No other purchaser accounted for more than 10% of our total revenue during such period. We generally do not have long-term contracts with our customers but rather we sell the substantial majority of our production under arm’s length contracts with terms of 12 months or less, including on a combined basis, to a relatively small number of customers. The loss of any such purchaser could materially adversely affect our financial condition, results of operations and ability to make distributions to our unitholders. However, based on the current demand for oil and natural gas and the availability of other purchasers, we believe that the loss of any such purchaser would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers. For more details, see “Risk Factors—Risks Related to Our Business and the Oil, Natural Gas and NGL Industry—We depend upon several significant purchasers for the sale of most of our oil, natural gas and NGL production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.”
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
Oil and Natural Gas Leases
The typical oil lease agreement covering our properties provides for the payment of royalties to the mineral owner for all hydrocarbons produced from any well drilled on the lease premises. The lessor royalties and other leasehold burdens on our properties range from less than 12.5% to 57.75%, resulting in a net revenue interest to us of 86.4% on average, on a 100% working interest basis. Based on the Standardized Measure, our value-weighted average net revenue interest on our properties was approximately 86.4%, on a 100% working interest basis, based on our December 31, 2024 reserve report. Substantially all of our leases are held by production and do not require continuous development.
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

In addition, governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political and regulatory risks in the United States, including climate change related pledges made by certain elected public officials. Although President Biden issued several executive orders focused on addressing climate change during his time in office, including orders that may impact the costs to produce, or demand for, oil and natural gas, actions undertaken by the second Trump administration may signal a shift in the United States’ energy policy and priorities. For example, on the first day of his second term, President Trump issued various executive orders directing federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, including an executive order that revokes nearly 80 executive orders issued by President Biden. President Trump also initiated the process to withdraw the United States from the Paris climate change agreement, mandated ending financial commitments under the United Nations Framework Convention on Climate Change, and revoked the US International Climate Finance Plan. At this time, it is difficult to predict the long-term impact of such actions on our and our customers’ operations, if any.

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

The Bureau of Land Management (the “BLM”) also finalized rules (the “BLM methane rule”) in November 2016 that seek to limit methane emissions from exploration and production activities on federal lands by imposing limitations on venting and flaring of natural gas, as well as requirements for the implementation of leak detection and repair programs for certain processes and equipment. After attempts by the Trump administration to delay implementation of the BLM methane rule, and legal challenges both to the BLM methane rule and the delays, the BLM issued a final rule in September 2018 rescinding many of the provisions of the 2016 BLM methane rule, including the requirement to implement leak detection and repair programs, and imposing certain new requirements in a manner the BLM considered would reduce unnecessary compliance obligations on the industry. In November 2022, the BLM issued a new proposed rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases. BLM has now issued the final rule, which went into effect on June 10, 2024. The full impact of this new rule on our business is still not fully certain but could result in increases to our operating costs.

The EPA also finalized separate rules under the CAA in June 2016 regarding criteria for aggregating multiple sites into a single source for air quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities (such as tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. In addition, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground level ozone from the current standard of 75 ppb for the current 8-hour primary and secondary ozone standards to 70 ppb for both standards, and completed attainment/non-attainment designations in July 2018. EPA reviewed the 2015 standards in 2020, but retained the standard without revision. In October 2021, the EPA announced it will reconsider its December 2020 decision; however, in August 2023, the EPA announced a new review of the ozone NAAQS after considering advice provided by the Clean Air Scientific Advisory Committee (“CASAC”). As part of its new review, the EPA sought information from the scientific community and the public to guide CASAC’s development of the Integrated Science Assessment as part of its Integrated Review Plan. The first two volumes of the plan were released in December 2024, and the third and final volume, which will provide for quantitative analyses to be considered in the policy assessment, remains forthcoming. Impacts associated with the 2015 standard vary by geographic location, but could include additional fees and more stringent permitting requirements, among other things. None of the counties in which we operate have been designated as non-attainment. In addition, in November 2021, the EPA revised the 2015 ozone NAAQS designations, which expanded a New Mexico non-attainment area to include parts of El Paso County, Texas and designated Weld County, Colorado as a non-attainment area. The EPA’s designation of El Paso was vacated as impermissibly retroactive in June 2023 by the D.C. Circuit Court of Appeal, but the designation of Weld County was upheld. If the EPA were to adopt more stringent NAAQS for ground-level ozone as part of its reconsideration of the December 2020 decision, states are expected to implement more stringent permitting and pollution control requirements as a result of this new final rule, which could apply to our operation. In 2017, the EPA designated certain counties in southeastern New Mexico and West Texas located in the Permian Basin attainment/unclassifiable for the 2015 ozone NAAQS. In June 2022, EPA announced that it is considering a discretionary redesignation for these counties based on current monitoring data and other air quality factors, however EPA has yet to move forward with any redesignation. If the Permian Basin counties in which we operate were redesignated as nonattainment areas, this could subject us to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements and increased permitting delays and costs.
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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the Inflation Reduction Act, adopted in 2022, imposes several new climate-related requirements on oil and gas operators, including a first-ever fee on GHG emissions from certain facilities through a fee for leaks or venting of methane, starting at $900 per ton in 2024 and rising to $1,200 per ton in 2025, and to $1,500 per ton in and after 2026. The act also appropriates significant federal funding for renewable energy initiatives. In November 2024, the EPA issued a final rule to implement the emissions charge with an effective date of January 17, 2025 for reporting year 2024 emissions. However, in February 2025, Congress passed a joint resolution to repeal this rule, which is currently pending President Trump’s approval. Further implementation of the emissions charge under the Inflation Reduction Act is therefore uncertain at this time. These regulatory developments, along with ongoing uncertainties, may make it harder for the oil and gas industry to attract capital. Additionally, the Biden administration had highlighted addressing climate change as a priority and had issued several executive orders addressing climate change, including one that calls for substantial action, such as the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. Additionally, the SEC issued a final rule in April 2024 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. However, the rule is stayed pending litigation, and Acting SEC Chairman Uyeda has instructed the SEC to revisit its position on the rule.

In the absence of comprehensive federal climate legislation, a number of state and regional cap and trade programs have emerged that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Similarly, various states (including Colorado) have adopted or are considering adopting laws requiring certain climate disclosures. In addition, the United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. While President Trump has initiated action to withdraw the United States from the Paris Agreement, this withdrawal is not immediate and may animate stronger actions by various other policymakers, including additional laws or regulations on the production or consumption of the fuels we produce.

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

Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA published final CAA regulations in 2012 and, more recently, in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing, leak detection, and permitting and separately published in June 2016 an effluent limitation guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under certain limited circumstances.” To date, the EPA has taken no further action in response to the December 2016 report. However, in April 2024, the BLM issued a final rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases.

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
Activities on Federal Lands and State Lands

Oil and gas exploration, development and production activities on federal lands, including American Indian lands, are administered by the BLM. Operations on federal and tribal lands are frequently subject to permitting delays. Operations on these lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. In July 2020, the White House Council on Environmental Quality (“CEQ”) issued a final rule amending NEPA regulations designed to overhaul the system and speed up federal agencies’ approval of projects. Among other things, the rule narrows the definition of “effects” to exclude the terms “direct,” “indirect,” and “cumulative” and redefine the term to be “reasonably foreseeable” and having “a reasonably close causal relationship to the proposed action or alternatives.” However, several states and environmental groups have filed challenges to this rulemaking, and CEQ’s amendments are subject to reconsideration and may be subject to reversal or change. CEQ issued an Interim Final Rule in June 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations, and in April 2022, CEQ issued the Phase 1 Final Rule. The rule finalizes a narrow set of changes to generally restore regulatory provisions that were in effect for decades before the 2020 rule modified them for the first time. In June 2023, the Fiscal Responsibility Act was signed into law by President Biden, which also included reforms to NEPA. In May 2024, the CEQ issued the Final Phase 2 Rule, which took effect on July 1, 2024. However, in January 2025, the D.C. Circuit Court declared in Marin Audubon Society v. Federal Aviation Administration that CEQ lacks authority to issue judicially enforceable regulations under NEPA. Additionally, on January 20, 2025, President Trump issued the Executive Order “Unleashing America Energy”, which directs CEQ to provide guidance on implementing NEPA and propose rescinding CEQ’s existing NEPA implementing regulations within 30 days.
The impact these updates may have to the NEPA regulations and statutory text still remains uncertain and could have an effect on our operations and our ability to obtain governmental permits. We currently have exploration, development and production activities on federal lands and our proposed exploration, development and production activities are expected to include leasing of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial.

Moreover, the Biden administration’s January 2021 climate change executive order directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands and in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices. In November 2021, the U.S. Department of the Interior released its “Report On The Federal Oil And Gas Leasing Program,” which assessed the current state of oil and gas leasing on federal lands and proposed several reforms, including raising royalty rates and implementing stricter standards for entities seeking to purchase oil and gas leases. In January 2022, a federal district court judge in Washington, D.C. vacated the results of the federal government’s Lease Sale 257, effectively canceling the sale, on the grounds that the federal government failed to consider foreign consumption of oil and natural gas from its GHG emissions analysis. However, in compliance with the Inflation Reduction Act of 2022, the Bureau of Ocean Energy Management (“BOEM”) reinstated Lease Sale 257 in September 2022. In February 2022, a federal district court judge in Louisiana blocked the Biden Administration’s method of calculating the social costs associated with GHGs, and specifically blocked federal agencies from considering the findings from the White House Interagency Working Group, which had been tasked with devising new metrics based on the Obama-era calculations. In response, also in February 2022, the Biden administration asked the court to stay the injunction, and announced that it would be suspending or delaying new federal oil and gas leases. The Biden administration resumed its federal leasing program in April 2022. These recent developments and the Biden administration’s and certain federal courts’ focus on the climate change impacts of federal projects could result in significant changes to the federal oil and gas leasing program in the future. Restrictions surrounding onshore drilling, onshore federal lease availability, and restrictions on the ability to obtain required permits, could have a material adverse impact on our operators and, in turn, our operations. Notably, executive actions in the early stages of the second Trump Administration have signaled a shift in the Biden-era policies on federal permitting and leasing practices.

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
Endangered Species and Migratory Birds Considerations

The federal Endangered Species Act (“ESA”), and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migrating birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species, such as the sage grouse, that potentially could be listed as threatened or endangered under the ESA may exist. Moreover, as a result of a 2011 settlement agreement, the

U.S. Fish and Wildlife Service (“FWS”) was required to make a determination on listing numerous species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The FWS did not meet that deadline, but continues to review species for listing under the ESA. In March 2024, the Biden Administration issued a final rule concerning the procedures and criteria used for listing, reclassifying, and delisting protected species, and designating critical habitat. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. For example, the FWS issued a final rule in November 2022 listing two Distinct Population Segments (“DPS”) of the Lesser Prairie-Chicken. The listing, which came into effect on January 24, 2023, lists the Southern DPS of the Lesser Prairie-Chicken as endangered, and the Northern DPS as threatened. In addition, in July, 2023, FWS promulgated a Final Rule under Section 10(j) of the Endangered Species Act pertaining to “experimental populations” of threatened or endangered species, enabling the introduction of such species to areas outside their probable historical habitats when the agency finds it to be “necessary and appropriate” under certain criteria. Designation of areas in which we operate as new experimental habitat for threatened or endangered species could slow or narrow our operations and adversely affect our financial performance.

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

Human Capital Resources
As of December 31, 2024, we had 209 total employees, 201 of which were full-time employees. From time to time, we utilize the services of independent contractors to perform various field and other services. We are not a party to any collective bargaining agreements, and have not experienced any strikes or work stoppages. In general, we believe that employee relations are satisfactory.
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

•the impact of tariffs on energy products and other imports to and exports from foreign nations, including Mexico, Canada and China;
•domestic, local and foreign governmental regulation and taxes; and
•overall domestic and global economic conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements accurately. Changes in oil, natural gas and NGL prices have a significant impact on the amount of oil, natural gas and NGL that we can produce economically, the value of our reserves and on our cash flows. Historically, oil, natural gas and NGL prices and markets have been volatile, and those prices and markets are likely to continue to be volatile in the future. For example, during the period from January 1, 2022 through December 31, 2024, prices for crude oil and natural gas reached a high of $123.70 per Bbl and $9.68 per MMBtu, respectively, and a low of $65.75 per Bbl and $1.58 per MMBtu, respectively. Oil prices increased drastically in the first half of 2022 due to demand, domestic supply reductions, OPEC control measures and market disruptions resulting from the Russia-Ukraine war and sanctions on Russia. Oil prices moderated over the second half of 2022 and the first half of 2023 before initially increasing in the second half of 2023 as a result of expected supply constraints and hostilities in the Middle East. Since these concerns did not materialize, oil prices declined in December 2023 but continuing hostilities and higher global consumption pushed prices higher in the first half of 2024. However, increased supply led to lower prices in the second half of 2024. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our financial condition, results of operations and cash available for distribution.
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
Prior to 2022, our historical impairment of proved properties included $311.5 million of proved property impairments from 2014 through 2021. Due to the improvement in commodity pricing environment and industry conditions, we did not record any impairments in 2022 or 2024. However, with the decline of commodity prices late in 2023, increased costs and a change in our approach to recording proved undeveloped reserves, we recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023. The impairment was related to our assets in the Texas Permian Basin that are within our Cross Timbers joint venture. In the future, if commodity prices fall below certain levels, our production, proved reserves and cash flows will be adversely impacted and we may be required to record additional impairments, which could be material. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our Credit Facility, which may be determined at the discretion of our lenders. See “—Any significant reduction in the borrowing base under our Credit Facility as a result of periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.”
Currently, our producing properties are concentrated in the Permian, San Juan and Williston Basins, making us vulnerable to risks associated with operating in a limited number of geographic areas.
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
Our business could be harmed by factors such as the availability, terms and cost of capital, increases in interest rates or a reduction in our credit rating. For example, during 2022 and the first half of 2023, the Federal Reserve raised the target range for the federal funds rate by 525 basis points to a range of 5.25% to 5.50% as of August 2023. While the Federal Reserve lowered the federal funds rate during 2024 to a range of 4.25% to 4.50%, our interest rate on our Credit Facility remains elevated at 8.3% as of December 31, 2024. Changes in any one or more of these factors could cause our cost of doing business to increase, limit our access to capital, limit our ability to pursue acquisition opportunities, reduce our cash flows available and place us at a competitive disadvantage. Continuing disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our activities. A significant reduction in the availability of credit could materially and adversely affect our ability to achieve our business strategy and cash flows.

We incurred significant indebtedness to finance the Williston Basin Acquisitions.

As of December 31, 2024, we have $150.0 million of outstanding borrowings under our Credit Facility. This resulted in an increase to our net debt-to-Adjusted EBITDAX ratio to approximately one times.

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
We conduct certain of our operations through Cross Timbers, a joint venture owned 50% by us and 50% by the XTO Entities. For the year ended December 31, 2024, our interest in Cross Timbers represented approximately 24% of our revenues excluding the effects of our commodity derivative contracts and approximately 24% of our proved reserves.

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
The majority of the scientific community has concluded that climate change is expected to result in more frequent and/or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability, and other related phenomena, which could affect some, or all, of our operations. Our development, optimization and exploitation activities and equipment could be adversely affected by extreme weather conditions, such as hurricanes, thunderstorms, tornadoes and snow or ice storms, or other climate-related events such as wildfires, in each case which may cause a loss of production from temporary cessation of activity or lost or damaged facilities and equipment.

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

Climate change could result in various chronic impacts, such as changes to water levels and to ambient temperature and precipitation patterns. Such changes may also adversely impact our operations, including through the long-term reduction in the availability of water for hydraulic fracturing, changes to operational practices to respond to increased heat levels, or otherwise.
Declining general economic, business or industry conditions and inflation may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial market and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. During the year ended December 31, 2022, the U.S. economy experienced the highest rate of inflation in the past 40 years. Rising inflation has been pervasive since 2022, increasing the cost of salaries, wages, supplies, material, freight, and energy. While we have seen inflation moderate in 2024, inflation continues to run higher than the Federal Reserve target, resulting in higher costs. Though we incorporated inflationary factors into our 2025 business plan, inflation may outpace those assumptions. We continue to undertake actions and implement plans to address these pressures and protect the requisite access to commodities and services, however, these mitigation efforts may not succeed or be insufficient. Nevertheless, we expect for the foreseeable future to experience inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs. We do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. If we are unable to recover higher costs through higher commodity prices, our current revenue stream could be adversely impacted and result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could have a material adverse effect on our results of operations, financial position and cash flows.
There is currently significant uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Changes in tariffs, price and exchange controls and other regulatory requirements, including trade restrictions and retaliatory trade measures, could result in higher input costs for our products, disrupt our supply chain and logistics, cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, and heighten cybersecurity threats and other restrictions. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. Given the unpredictability of future developments, existing or future tariffs and related trade measures could have a material adverse effect on our results of operations, financial position, and cash flows.
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
Changes in the fair value of commodity price derivatives are recognized currently in earnings. Realized and unrealized gains and losses on commodity derivatives are recognized in oil, NGL and natural gas revenues. Settlements of derivatives are included in cash flows from operating activities. While our price risk management activities decrease the volatility of cash flows, they may obscure our reported financial condition. As required under GAAP, we record derivative financial instruments at their fair value, representing projected gains and losses to be realized upon settlement of these contracts in subsequent periods when related production occurs. These gains and losses are generally offset by increases and decreases in the market value of our proved reserves, which are not reflected in the financial statements. For example, revenues decreased $97.9 million, or 26%, from $380.7 million for the year ended December 31, 2023 to $282.8 million for the year ended December 31, 2024. The decrease was primarily attributable to a decrease in the average selling price, excluding the effects of derivatives, on oil of 4%, resulted in a decrease in revenue of $7.2 million and on gas of 60%, resulted in a decrease in revenue of $89.5 million. Additionally, net losses on our hedging activity of $25.7 million, of which $113.6 million were related to increased unrealized losses partially offset by $87.9 million related to lower realized losses. These decreases were partially offset by an increase in production of 162 MBoe which resulted in increased revenue of $22.4 million primarily as a result of the acquisition of producing assets in the Williston Basin being offset by natural declines in San Juan Basin and an increase in the average selling price, excluding the effects of derivatives, on NGLs of 8%, resulting in an increase in revenue of $2.2 million.
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
The present value of future net cash flow from our proved reserves, or standardized measure, may not represent the current market value of our estimated proved oil, natural gas liquids and natural gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flow from our estimated proved reserves on the 12-month average oil and natural gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect as of the date of the estimate, holding the prices and costs constant throughout the life of the properties.
Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than current estimates. For example, our estimated proved reserves as of December 31, 2024 were calculated under SEC rules using the unweighted arithmetic average first day of the month prices for the prior 12 months of $2.13/MMBtu for natural gas and $75.48/Bbl for oil at December 31, 2024, which, for certain periods during this period, were substantially different from the available spot prices. In addition, the 10% discount factor we use when calculating discounted future net cash flow for reporting requirements in compliance with Accounting Standards Codification 932, “Extractive Activities—Oil and Gas,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.
We depend upon several significant purchasers for the sale of most of our oil, natural gas and NGL production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.
For the year ended December 31, 2024, Chevron USA and Gunvor USA together accounted for almost 46% of our total revenues, excluding the impact of our commodity derivatives. For the year ended December 31, 2023, Chevron USA and CIMA Energy together accounted for more than 42% of our total revenues, excluding the impact of our commodity derivatives. No other purchaser accounted for more than 10% of our revenue during such periods. We do not have long-term contracts with our customers; rather, we sell the substantial majority of our production under arm’s length contracts with terms of 12 months or less, including on a month-to-month basis, to a relatively small number of customers. The loss of any one of these purchasers, the inability or failure of our significant purchasers to meet their obligations to us or their insolvency or liquidation could materially adversely affect our financial condition, results of operations and ability to make distributions to our unitholders. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have ready access to suitable markets for our future production. See “Business and Properties—Operations—Marketing and Customers.”
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
Our Credit Facility limits the amount we can borrow up to a borrowing base amount. The administrative agent under our Credit Facility determines our borrowing base based on the value of our oil and natural gas properties. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. As of August 30, 2024, the last date of redetermination, our borrowing base was $275 million. Such amount will be redetermined semi-annually on or before each March 15 and September 1 and will depend on the volumes of our proved oil and natural gas reserves and estimated cash flows from these reserves and other information deemed relevant by the administrative agent under the Credit Facility, including our business, financial condition and debt obligations, the types of reserves, the value and effect of hedge contracts then in effect and the effect of gas imbalances. In addition, our lenders will have flexibility to reduce our borrowing base due to subjective factors.
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
We are required to record a liability for the discounted present value of our estimated asset retirement obligations to plug and abandon inactive wells and related assets and non-producing oil and gas properties in which we have a working interest. Such asset retirement obligations may include complete structural removal and/or restoration of the land. At December 31, 2024, we had accrued asset retirement obligations of $190.9 million. Although management has used its best efforts to determine future asset retirement obligations, assumptions and estimates can be influenced by many factors beyond management’s control, including, but not limited to, changes in regulatory requirements, which may be more restrictive in the future, changes in costs for abandonment related services and technologies, which could increase or decrease based on supply and demand, and/or extreme weather conditions, such as hurricanes and lightning storms, which may cause structural or other damage to oil and natural gas assets and properties. Accordingly, our estimate of future asset retirement obligations could differ materially from actual costs that may be incurred.
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
The oil, natural gas and NGL industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, development, optimization and exploitation of oil and natural gas reserves. Funding sources for our capital expenditures have included proceeds from bank borrowings, cash from our partners and cash flow from operating activities. Our management has collectively invested more than $500 million in us since our inception. We expect that we will not be able to rely on our management or our partners for capital and will need to utilize the public equity or debt markets and bank financings to fund acquisitions and capital expenditures. We expect to fund our 2025 capital expenditures with cash generated by operations; however, our cash flows from operations and access to capital are subject to a number of variables, including:
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

Increasing attention to global climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs or otherwise adversely affect our business. Governmental and other entities in various states, such as California and New York, have filed lawsuits against coal, gas oil and petroleum companies. These suits allege damages for contributions to, or failure to disclose the impact of, climate change, and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions both in the United States and globally. Though we are not currently a party to any such lawsuit, these suits present uncertainty regarding the extent to which companies engaged in oil and gas production face an increased risk of liability stemming from climate change, which risk would also adversely impact the oil and gas industry and impact demand for our services. The ultimate outcome and impact to us of any such litigation cannot be predicted with certainty, and we could incur substantial legal costs associated with defending any potential similar lawsuits in the future. See “Business and Properties—Regulation of GHG Emissions (Climate Change)” for a further description of the laws and regulations that affect us. Separately, plaintiffs have also targeted various governments, arguing that their actions to-date on fossil fuel and/or climate policy violate human or other legal rights. For example, in December 2024, the Montana Supreme Court ruled in favor of plaintiffs and found that the environmental protection language in the state constitution precluded the state from ignoring the impact of greenhouse gas emissions in connection with permitting and other agency actions. While the ultimate impacts of this ruling are uncertain, this and any other successful litigation may result in additional legal restrictions on the production or consumption of fossil fuels, which may adversely impact our business.
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
In October 2015, the EPA issued a new lower National Ambient Air Quality Standard (“NAAQS”) for ground level ozone of 70 parts per billion. In 2017, the EPA designated certain counties in southeastern New Mexico and West Texas located in the Permian Basin attainment/unclassifiable for the 2015 ozone NAAQS. However, in June 2022, EPA announced that it is considering a discretionary redesignation for these counties based on current monitoring data and other air quality factors, however EPA has yet to move forward with any redesignation. If the Permian Basin counties in which we operate were redesignated as nonattainment areas, this could subject us to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements and increased permitting delays and costs.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that greenhouse gas (“GHG”) emissions constitute a pollutant under the Clean Air Act (the “CAA”), the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the Department of Transportation (the “DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal government has also increased regulation of methane from oil and gas facilities in recent years. For example, in 2016, the EPA issued regulations under NSPS OOOOa that require operators to reduce methane and VOC emissions from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In December 2023, the EPA announced finalized rules proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and natural gas sector. The proposed rule would establishing more stringent standards of performance for sources that commence construction, modification or reconstruction after the date the proposed rule was published in the Federal Register and emissions guidelines to inform state plans to establish similar standards for existing sources. The BLM also issued a proposed rule in November 2022 to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases. If finalized, these increasingly stringent methane and VOC requirements on new facilities, or the application of new requirements to existing facilities, could result in additional restrictions on our operations and increased compliance costs, which could be significant. Additionally, the Inflation Reduction Act, adopted in 2022, imposes several new requirements on oil and gas operators, including a fee for leaks or venting of methane, starting at $900 per ton in 2024 and rising to $1,200 per ton in 2025, and to

$1,500 per ton in and after 2026, from certain facilities. The act also appropriates significant federal funding for renewable energy initiatives. In November 2024, the EPA issued a final rule to implement the emissions charge with an effective date of January 2025 for reporting year 2024 emissions. However, in February 2025, Congress passed a joint resolution to repeal this rule, which is currently pending President Trump’s approval. Further implementation of the emissions charge under the Inflation Reduction Act is therefore uncertain at this time. These regulatory developments, along with ongoing uncertainties, may make it harder for the oil and gas industry to attract capital. Given the long-term trend toward increasing regulation, we expect there will be additional future federal GHG regulations of the oil and gas industry.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, the New Mexico Oil Conservation Commission has adopted regulations to restrict the venting or flaring of methane from both upstream and midstream operations. Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. While President Trump has initiated action to withdraw the United States from the Paris Agreement, this withdrawal is not immediate and may animate stronger actions by various other policymakers.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates elected to public office. The Biden Administration implemented various actions to accelerate the energy transition or otherwise increase the risks and costs associated with fossil fuel production. While President Trump has announced plans to reverse certain of these actions, various states and other policymakers are expected to continue to advance policies to promote a transition away from fossil fuels.

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

Additionally, various policymakers (including the SEC and the State of Colorado) have adopted or are considering adopting rules requiring the disclosure of certain climate-related information. While certain of these rules have been stayed or challenged, any such requirements may require us to incur additional costs or divert management’s attention. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.
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

Moreover, while we may engage in various initiatives (such as policies, certifications, or disclosures) regarding ESG matters from time to time, such efforts may require us to incur costs and may not have the desired effect. For example, we note that methodologies for monitoring and reporting on various ESG matters, including GHG emissions, as well as associated data continue to evolve. Our approach to such matters also evolves, and there can be no guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Stakeholder expectations vary and, at times, conflict. Any failure to successfully navigate such expectations may result in reputational harm or other adverse impacts to our business. There are also various regulations, disclosure-related and otherwise, with respect to ESG matters; however, policymakers’ approaches are not uniform, which can increase the cost and complexity of compliance, along with any associated risks.
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
Certain segments of the investor community have developed negative sentiment towards investing in our industry. Recent equity returns in the sector versus other sectors have led to lower natural gas and oil representation in certain key equity market indices. Some investors, including certain pension funds, private equity funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the natural gas and oil sector based on social and environmental considerations. Certain other stakeholders have pressured commercial and investment banks to stop directly funding or raising capital for hydrocarbon extraction, transportation or refining. If this negative sentiment continues or worsens, it may reduce the availability of capital funding for potential development projects or other strategic or operational purposes, any of which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to pay distributions on our common units.
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
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. A significant portion of our operated wells are drilled conventionally; however, from time to time, a portion of our wells are horizontally completed. This will be especially true in the Williston Basin.

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
The Dodd-Frank Act, enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and of entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. In its rulemaking under the Dodd-Frank Act, the CFTC has adopted rules that place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. These limitations could increase the costs to us of entering into, or lessen the availability of, derivative contracts to hedge or mitigate our exposure to volatility in oil, gas and NGL prices and other commercial risks affecting our business. The Dodd-Frank Act and CFTC rules will also require us, in connection with certain derivatives activities, to comply with clearing and trade execution requirements (or to qualify for an exemption to such requirements). In addition, the CFTC and certain banking regulators have recently adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end user exception to the mandatory clearing, trade execution and margin requirements for swaps entered to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, if any of our swaps do not qualify for the commercial end user exception, posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flow. It is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us or the timing of such effects. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and CFTC rules, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and CFTC rules is to lower commodity prices. Any of these consequences could have a material and adverse effect on us, our financial condition or our results of operations. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations, the impact of which is not clear at this time.
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
Water is an essential component of shale oil and natural gas development during both the drilling and hydraulic fracturing processes. Our access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. In addition, treatment and disposal of water is becoming more highly regulated and restricted. Thus, our costs for obtaining and disposing of water could increase significantly. In addition, the use, treatment and disposal of water has become a focus of certain investors and other stakeholders who may seek to engage with us on this and other environmental matters, which may result in activism, negative reputational impacts, increased costs or other adverse effects on our business, results of operations and financial condition. Our inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact our exploration and production operations and have a corresponding adverse effect on our business, results of operations and financial condition. Finally, our operations could be impaired if we are unable to recycle or dispose of the water we produce in an economical and environmentally safe manner.

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
Our general partner has control over all decisions related to our operations. Bob R. Simpson, our Chief Executive Officer and Chairman, Brent W. Clum, our President of Business Operations, Chief Financial Officer and Director, and Keith A. Hutton, a Director (collectively, the “Founders”) own a majority interest in the membership interests in the sole member of our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, the executive officers and directors of our general partner also have a duty, in certain cases, to manage our general partner at the direction of MSOG, which is majority-owned and controlled by the Founders. As a result of these relationships, conflicts of interest may arise in the future between the Founders and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of us and our common unitholders. These conflicts include, among others, the following:
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
Our partnership agreement provides that we distribute each quarter all of our available cash, which we define as cash on hand at the end of each quarter, less reserves established by our general partner. As a result, we expect to rely primarily upon our cash reserves and external financing sources, including the issuance of additional common units and other partnership securities and borrowings under our Credit Facility, to fund future acquisitions and finance our growth. To the extent we are unable to finance growth with our cash reserves and external sources of capital, the requirement in our partnership agreement to distribute all of our available cash may impair our ability to grow.

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
Our general partner has control over all decisions related to our operations. Since affiliates of our general partner (including the Founders) collectively own and control the voting of an aggregate of approximately 31% of our outstanding common units, the other unitholders will not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. However, our partnership agreement can generally be amended with the consent of our general partner and the approval of the holders of a majority of our outstanding common units (including common units held by the affiliates of our general partner (including the Founders). Assuming we do not issue any additional common units and the affiliates of our general partner (including the Founders) do not transfer any of their common units, the affiliates of our general partner (including the Founders) will generally have the ability to significantly influence any amendment to our partnership agreement, including our policy to distribute all of our cash available for distribution to our unitholders. Furthermore, the goals and objectives of the affiliates of our general partner (including the Founders) that hold our common units relating to us may not be consistent with those of a majority of the other unitholders. Please read “—Our general partner and its affiliates own a controlling interest in us and will have conflicts of interest with, and owe limited duties to, us, which may permit them to favor their own interests to the detriment of us and our unitholders.”
Even if our unitholders are dissatisfied, they are limited in their ability to remove our general partner without its consent.
The public unitholders will be very limited in their ability to remove our general partner without its consent because the Founders own sufficient units to be able to strongly influence a vote with respect to the removal of our general partner. The vote of the holders of at least 66.67% of all outstanding units voting together as a single class is required to remove our general partner. The Founders own approximately 22% of our outstanding voting units.
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
Affiliates of our general partner (including the Founders) own 12,947,878 common units, or approximately 31% of our limited partner interest. Under our partnership agreement, we have agreed to register for resale under the Securities Act and applicable state securities laws any common units or other partnership interests proposed to be sold by our general partner or any of its affiliates, which includes the Founders. The sale of these units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the then outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercises its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. Affiliates of our general partner own approximately 31% of our common units.
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
In addition to federal income taxes, our common unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes imposed by the various jurisdictions in which we do business or own property now or in the future, even if the unitholder does not live in any of those jurisdictions. Our common unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property or conduct business in New Mexico, Texas, Colorado, Montana, Mississippi and North Dakota. New Mexico, Colorado, Montana, Mississippi and North Dakota each impose a personal income tax. Texas does not currently impose a personal income tax on individuals, but it does impose an entity level tax (to which we will be subject) on corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal or corporate income tax. It is the responsibility of each unitholder to file its own federal, state and local tax returns, as applicable.
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
Our common units are listed and traded on the New York Stock Exchange under the symbol “TXO.” As of March 4, 2025, there were 108 record holders. Our common units began publicly trading on the NYSE on January 27, 2023. Prior to that time, there was no public market for our common units.
Since the closing of our initial public offering on January 31, 2023, we have made the following quarterly distributions as indicated in the table below. Our fourth quarter distribution of $0.61 per unit with respect to cash available for distribution for the three months ended December 31, 2024, was declared on March 04, 2025 and will be paid on March 21, 2025 to unitholders of record on March 14, 2025. Our partnership agreement requires us to distribute all of our available cash within 60 days following the end of each quarter (other than the fourth quarter of each fiscal year), and within 90 days following the end of the fourth quarter of each fiscal year. See the “Cash Distribution Policy” section below for a discussion of our policy regarding distribution payments.

	Distribution per Unit	Payment Date
First Quarter, 2023	$0.50	May 30, 2023
Second Quarter, 2023	$0.48	August 25, 2023
Third Quarter, 2023	$0.52	November 27, 2023
Fourth Quarter, 2023	$0.58	March 28, 2024
First Quarter, 2024	$0.65	May 29, 2024
Second Quarter, 2024	$0.57	August 27, 2024
Third Quarter, 2024	$0.58	November 22, 2024
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
Item 6. [ Reserved ]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited financial statements as of and for the years ended December 31, 2024, 2023 and 2022 and related notes thereto, included in Item 8. Financial Statements. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. These forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those disclosed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

We have applied provisions of the SEC’s FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended December 31, 2024 and 2023. For the comparison of the years ended December 31, 2023 and 2022, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recent Developments

Mancos Shale Development

The Mancos Shale is a large natural gas field, located in the San Juan Basin, where we hold an approximately 58,500 contiguous-acre position that is held by production. We have identified a 3,500-acre block as Phase I for developing and monetizing reserves, representing approximately 6% of our current Mancos position. Since our position is not subject to any leasehold expiration dates, we expect to develop this acreage at a measured pace as commodity prices allow. As of December 31, 2024, we do not have any proved reserves associated with our current Mancos position. Please see “Risk Factors—Risks Related to Our Business and the Oil, Natural Gas and NGL Industry—Reserve estimates depend on many assumptions that may ultimately be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.”

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

Market Outlook
The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2022 through December 31, 2024, prices for crude oil and natural gas reached a high of $123.70 per Bbl and $9.68 per MMBtu, respectively, and a low of $65.75 per Bbl and $1.58 per MMBtu, respectively. Oil prices increased drastically in the first half of 2022 due to demand, domestic supply reductions, OPEC control measures and market disruptions resulting from the Russia-Ukraine war and sanctions on Russia. Oil prices moderated over the second half of 2022 and the first half of 2023 before initially increasing in the second half of 2023 as a result of expected supply constraints and hostilities in the Middle East. Since these concerns did not materialize, oil prices declined in December 2023 but continuing hostilities and higher global consumption pushed prices higher in the first half of 2024. However, increased supply led to lower prices in the second half of 2024 declining to $72.73 per Bbl as of January 30, 2025. Natural gas prices reached a high of $9.68 per MMbtu in August 2022 before declining to $1.58 per MMBtu in February 2024 and then rebounding to $3.05 per MMbtu as of January 30, 2025. These prices have been very volatile and experience large swings, sometimes on a day-to-day or week-to-week basis.
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

With our anticipated cash flows from our long-lived property base, we intend to provide dynamic allocation of funds to prudently meet our goals. These goals include the highest projected economic returns on our capital budget, acquisition opportunities that fulfill our strategy, and cash distributions for the life of our legacy assets. From time to time, we may choose to prioritize the repayment of debt incurred in acquisitions to support the longer-term financial stewardship of our business. At other times, given fluctuations in industry costs and commodity prices, we may modify our capital budget or cash balances to shift funds towards cash distributions. We will use all of these tools to support our underlying strategy as a “production and distribution” enterprise.
Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial markets and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. During the year ended December 31, 2022, the U.S. economy experienced the highest rate of inflation in the past 40 years. Rising inflation has been pervasive since 2022, increasing the cost of salaries, wages, supplies, material, freight, and energy. While we have seen inflation moderate in 2024, inflation continues to run higher than the Federal Reserve target, resulting in higher costs. We continue to undertake actions and implement plans to address these pressures and protect the requisite access to commodities and services, however, these mitigation efforts may not succeed or be insufficient. Nevertheless, we expect for the foreseeable future to experience inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs. We do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent these higher costs do not begin to reverse or start to increase again, we may experience a higher cost environment going forward. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.
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

	For the Year Ended December 31,
	2024	2023	2022
Crude oil sales	70%	48%	65%
Natural gas sales	20%	44%	18%
Natural gas liquid sales	10%	8%	17%
The following table presents that breakdown of our revenues for the periods specified below excluding the unrealized effects of our commodity derivative contracts.

	For the Year Ended December 31,
	2024	2023	2022
Crude oil sales	66%	63%	48%
Natural gas sales	24%	27%	40%
Natural gas liquid sales	10%	10%	12%
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

	For the Year Ended December 31,
	2024	2023	2022
Oil and condensate (MBbls)	2,716	2,376	2,206
Natural gas liquids (MBbls)	1,211	1,232	1,334
Natural gas (MMcf)	27,790	28,739	29,557
Total (MBoe)	8,559	8,397	8,466
Average net sales (MBoe/day)	23	23	23
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
Realized commodity prices
Our results of operations depend on many factors, particularly the price of our commodity production and our ability to market our production effectively. Oil and natural gas prices have historically been volatile. During the period from January 1, 2022 through December 31, 2024, prices for crude oil and natural gas reached a high of $123.70 per Bbl and $9.68 per MMBtu, respectively, and a low of $65.75 per Bbl and $1.58 per MMBtu, respectively. A future decline in commodity prices may adversely affect our business, financial condition or results of operations. Lower commodity prices may not only decrease our revenues, but also the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our Credit Facility, which is redetermined semi-annually. See “—Liquidity and Capital Resources—Revolving credit agreement.”
The NYMEX WTI, for oil prices, and NYMEX Henry Hub, for gas prices, are widely used benchmarks for the pricing of oil and natural gas in the United States. The price we receive for our oil and natural gas production is generally different than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. For example, most of our gas is sold at the San Juan basis. As such, our revenues are sensitive to the price of the underlying commodity to which they relate. The following is a comparison of average pricing excluding and including the effects of derivatives:

	For the Year Ended December 31,
	2024	2023	2022
Average prices:
Oil (Bbl)
Average NYMEX Price	$75.76	$77.60	$94.33
Average Realized Price (excluding derivatives)	$72.92	$75.94	$93.69
Average Realized Price (including derivatives)	$73.01	$76.92	$72.93
Differential to NYMEX	$(2.84)	$(1.66)	$(0.64)
Natural Gas (Mcf)
Average NYMEX Price	$2.41	$2.66	$6.55
Average Realized Price (excluding derivatives)	$2.08	$5.20	$6.62
Average Realized Price (including derivatives)	$1.98	$5.87	$1.48
Differential to NYMEX	$(0.33)	$2.54	$0.07
Natural gas liquids (Bbl)
Average Realized Price (excluding derivatives)	$24.30	$22.53	$35.47
Average Realized Price (including derivatives)	$24.30	$23.70	$31.28
High and low NYMEX prices:
Oil (Bbl)
High	$86.91	$93.68	$123.70
Low	$65.75	$66.74	$71.02
Natural gas (MMBtu)
High	$3.95	$4.17	$9.68
Low	$1.58	$1.99	$3.72
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
The price we receive for our oil and natural gas production is generally less than the NYMEX prices because of adjustments for basis, relative quality and other factors. We have entered into basis swap agreements for a portion of our gas production that effectively fix the basis adjustment for our delivery locations.
In the year ended December 31, 2024, all of our hedging activities increased oil revenue $0.2 million and decreased NGL revenue $0.0 million and gas revenue $2.8 million. In the year ended December 31, 2023, all of our hedging activities increased oil revenue $2.3 million, NGL revenue $1.4 million and gas revenue $19.4 million. In the year ended December 31, 2022, all of our hedging activities decreased oil revenue $45.8 million, NGL revenue $5.6 million and gas revenue $151.8 million.
The following tables summarize our open oil, NGL and natural gas hedging positions as of December 31, 2024. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments.

Crude Oil—Swaps Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
January 2025 - September 2026	2,000	$70.49
October 2026 - December 2026	375	$64.16

Natural Gas—Swaps Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
January 2025 - March 2026	50,000	$3.21
April 2026 - September 2026	35,000	$3.25
October 2026 - December 2026	42,500	$3.90

Natural Gas Basis Swaps—San Juan Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBTU (a)
January 2025 - December 2025	50,000	$(0.01)
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
Income tax
Texas does not currently impose a personal income tax on individuals, but it does impose an entity level tax (to which we are subject) on corporations and other entities. While we do not pay income tax in Texas, we are subject to Texas franchise taxes.
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
Cash Available for Distribution
We use cash available for distribution to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as Adjusted EBITDAX less cash interest expense, exploration expense and development costs. Development costs include all of our capital expenditures made for oil and gas properties, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances.

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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	For the Year Ended December 31,
	2024	2023	2022

	(in thousands)

Net income (loss)	$23,496	$(103,987)	$(7,668)
Interest expense	7,873	4,423	8,198
Interest income	(1,078)	(461)	(143)
Depreciation, depletion and amortization	52,409	44,288	41,364
Impairment of long-lived assets	—	223,384	—
Accretion of discount in asset retirement obligation	11,623	8,644	6,055
Exploration expense	373	151	360
Unrealized (gain)/loss on derivatives	7,399	(106,247)	113,217
Non-cash incentive compensation	6,165	3,470	—
Non-recurring (gain)/loss	$394	$209	$23
Adjusted EBITDAX	$108,654	$73,874	$161,406
Cash Interest expense	(6,974)	(3,677)	(7,506)
Cash Interest income	1,078	461	143
Exploration expense	(373)	(151)	(360)
Development costs	(23,242)	(35,799)	(23,720)
Cash Available for Distribution	$79,143	$34,708	$129,963

Net cash provided by operating activities	$109,299	$77,150	$136,380
Changes in operating assets and liabilities	(6,914)	(6,643)	17,303
Development costs	(23,242)	(35,799)	(23,720)
Cash Available for Distribution	$79,143	$34,708	$129,963

Results of Operations

	For the year ended December 31,
	2024	2023	2022
	(in thousands)
Revenues:
Oil and condensate sales	$198,324	$182,733	$160,864
Natural gas liquids sales	29,430	29,193	41,731
Gas sales	55,056	168,792	43,802
Total revenues	282,810	380,718	246,397
Expenses:
Production	150,295	144,730	127,661
Exploration	373	151	360
Taxes, transportation, and other	60,442	75,415	94,991
Depreciation, depletion and amortization	52,409	44,288	41,364
Impairment of long-lived assets	—	223,384	—
Accretion of discount in asset retirement obligation	11,623	8,644	6,055
General and administrative	14,529	7,887	1,646
Total expenses	289,671	504,499	272,077
Operating (loss) income	(6,861)	(123,781)	(25,680)
Other income (expense):
Other income	37,152	23,756	26,067
Interest income	1,078	461	143
Interest expense	(7,873)	(4,423)	(8,198)
Total other income	30,357	19,794	18,012
Net income (loss)	$23,496	$(103,987)	$(7,668)

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	For the year ended December 31,
	2024	2023	2022
Sales:
Oil and condensate sales (MBbls)	2,716	2,376	2,206
Natural gas liquids sales (MBbls)	1,211	1,232	1,334
Natural gas sales (MMcf)	27,790	28,739	29,557
Total (MBoe)	8,559	8,397	8,466
Total (MBoe/d)	23	23	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$72.92	$75.94	$93.69
Oil and condensate (per Bbl) (1)	$73.01	$76.92	$72.93
Natural gas liquids excluding the effects of derivatives (per Bbl)	$24.30	$22.53	$35.47
Natural gas liquids (per Bbl) (2)	$24.30	$23.70	$31.28
Natural gas excluding the effects of derivatives (per Mcf)	$2.08	$5.20	$6.62
Natural gas (per Mcf) (3)	$1.98	$5.87	$1.48
Expense per Boe:
Production	$17.56	$17.24	$15.08
Taxes, transportation and other	$7.06	$8.98	$11.22
Depreciation, depletion and amortization	$6.12	$5.27	$4.89
General and administrative expenses	$1.70	$0.94	$0.19
__________________________________
(1)Oil and condensate prices include both realized and unrealized losses from derivatives. The unrealized gains were $5.8 million for the year ended December 31, 2024 and $9.5 million for the year ended December 31, 2023 and unrealized losses were $13.0 million for the year ended December 31, 2022. The realized losses were $5.6 million for the year ended December 31, 2024, $7.1 million for the year ended December 31, 2023 and $32.8 million for the year ended December 31, 2022.
(2)Natural gas liquids prices include both realized and unrealized losses from derivatives. The unrealized losses were $0.5 million for the year ended December 31, 2024, unrealized gains were $1.0 million for the year ended December 31, 2023 and unrealized losses were $1.0 million for the year ended December 31, 2022. The realized gains were $0.5 million for the year ended December 31, 2024 and $0.4 million for the year ended December 31, 2023 and realized losses were $4.6 million for the year ended December 31, 2022.
(3)Natural gas prices include both realized and unrealized losses from derivatives. The unrealized losses were $12.8 million for the year ended December 31, 2024, unrealized gains were $95.8 million for the year ended December 31, 2023 and unrealized losses were $99.2 million for the year ended December 31, 2022. The realized gains were $10.0 million for the year ended December 31, 2024 and realized losses were $76.4 million for the year ended December 31, 2023 and $52.6 million for the year ended December 31, 2022.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenues
Revenues decreased $97.9 million, or 26%, from $380.7 million for the year ended December 31, 2023 to $282.8 million for the year ended December 31, 2024. The decrease was primarily attributable to a decrease in the average selling price, excluding the effects of derivatives, on oil of 4%, resulted in a decrease in revenue of $7.2 million and on gas of 60%, resulted in a decrease in revenue of $89.5 million. Additionally, net losses on our hedging activity of $25.7 million, of which $113.6 million were related to increased unrealized losses partially offset by $87.9 million related to lower realized losses. These decreases were partially offset by an increase in production of 162 MBoe which resulted in increased revenue of $22.4 million primarily as a result of the acquisition of producing assets in the Williston Basin being offset by natural declines in San Juan Basin and an increase in the average selling price, excluding the effects of derivatives, on NGLs of 8%, resulting in an increase in revenue of $2.2 million.
Production expenses
Production expenses increased $5.6 million, or 4%, from $144.7 million for the year ended December 31, 2023 to $150.3 million for the year ended December 31, 2024. Of this increase, $10.0 million is attributable to production from the

Williston Basin acquisitions. This increase was partially offset by decreased maintenance and energy costs on our historical properties.
On a per unit basis, production expenses increased from $17.24 per Boe sold for the year ended December 31, 2023 to $17.56 per Boe sold for the year ended December 31, 2024. The increase is primarily related to the increased costs per Boe from our historical properties as decreased production more than offset decreased costs in these properties. This increase was partially offset by lower costs per Boe from the Williston Basin acquisitions.
Taxes, transportation, and other
Taxes, transportation, and other decreased $15.0 million, or 20%, from $75.4 million for the year ended December 31, 2023 to $60.4 million for the year ended December 31, 2024. The decrease is primarily attributable to the decrease in oil, NGLs and natural gas prices as well as decreased NGLs and natural gas volumes.
On a per unit basis, taxes, transportation, and other decreased from $8.98 per Boe sold for the year ended December 31, 2023 to $7.06 per Boe sold for the year ended December 31, 2024. The decrease is primarily attributable to the decrease in oil, NGLs and natural gas prices.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased $8.1 million, or 18%, from $44.3 million for the year ended December 31, 2023 to $52.4 million for the year ended December 31, 2024. The increase is primarily attributable to the increased production associated with the Williston Basin acquisitions of $10.4 million which has a higher rate than the historical properties, partially offset by decreased production on our historical properties.
On a per unit basis, depreciation, depletion, and amortization increased from $5.27 per Boe sold for the year ended December 31, 2023 to $6.12 per Boe sold for the year ended December 31, 2024. The increase is primarily related to the production associated with the Williston Basin acquisitions which has a higher rate than the historical properties.
Impairment of long-lived assets
We did not record an impairment of long-lived assets for the year ended December 31, 2024. We recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023. The impairment was related to our assets in the Texas Permian Basin, that is within our Cross Timbers joint venture, primarily due to a lower net commodity price environment and higher costs as well as a change in our development plans to reduce the duration of the proved undeveloped reserves from five years to two years.
General and administrative
General and administrative (“G&A”) expenses increased $6.6 million, or 84%, from $7.9 million for the year ended December 31, 2023 to $14.5 million for the year ended December 31, 2024. The increase is primarily attributable to higher personnel costs of $4.8 million due in part to amortization of unit awards and additional expenses related to being a public company.
On a per unit basis, G&A expense increased from $0.94 per Boe sold for the year ended December 31, 2023 to $1.70 per Boe sold for the year ended December 31, 2024. The increase is primarily related to increased costs partially offset by increased production.
Other income
Other income increased $13.4 million, or 56%, from $23.8 million for the year ended December 31, 2023 to $37.2 million for the year ended December 31, 2024. The increase is primarily attributable to $9.7 million in bonus receipts on term assignment of leases, higher CO2 and plant income of $3.1 million and a $0.7 million increase in marketing income. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.

Interest expense
Interest expense increased $3.5 million, or 78%, from $4.4 million for the year ended December 31, 2023 to $7.9 million for the year ended December 31, 2024. The increase is primarily attributable to increased borrowings due to the Williston Basin acquisitions and a higher interest rate.

Liquidity and Capital Resources
Our primary sources of liquidity and capital are cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $150.0 million at December 31, 2024 and $21.0 million at December 31, 2023, and the remaining availability under our Credit Facility was $125.0 million at December 31, 2024 and $144.0 million at December 31, 2023. Additionally, we had negative net working capital (including cash and excluding the effects of derivative instruments) of $2.5 million at December 31, 2024 and positive net working capital of $14.1 million at December 31, 2023.
On June 28, 2024, we completed the Offering for the sale of 6.5 million common units at a price of $20.00 per common unit which resulted in proceeds of $122.5 million net of underwriting discounts, commissions and other costs. On July 2, 2024, we completed the sale of an additional 975,000 common units at a price of $20.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the Offering, resulting in additional proceeds of $18.7 million net of underwriting discounts, commissions and other costs. We used the net proceeds from the Offering to fund a portion of the cash consideration for the Williston Acquisitions.

Our net credit facility debt as of December 31, 2024 was $142.7 million (less cash of $7.3 million). These borrowings under our Credit Facility, which increased our net debt-to-EBITDAX ratio to approximately one times, were incurred to fund the remainder of the Williston Basin Acquisitions. We expect to carry this level of debt moving forward.
As a publicly traded partnership, our primary sources of liquidity and capital resources are from cash flow generated by operating activities and borrowings under our Credit Facility. Historically, our primary sources of liquidity have also included capital contributions by our pre-IPO equity holders, but we do not expect to rely on pre-IPO equity holders for capital going forward. We may need to utilize the public equity or debt markets and bank financings to fund future acquisitions or capital expenditures, but the price at which our common units will trade could be diminished as a result of the limited voting rights of unitholders. We expect to be able to issue additional equity and debt securities from time to time as market conditions allow to facilitate future acquisitions. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations or to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including commodity prices, particularly for oil and natural gas, and our ongoing efforts to manage operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory, weather and other factors.
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. Our fourth quarter distribution of $0.61 per unit with respect to cash available for distribution for the three months ended December 31, 2024, was declared on March 04, 2025 and will be paid on March 21, 2025 to unitholders of record on March 14, 2025.
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

Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions were $288.3 million for the year ended December 31, 2024 and $46.2 million for the year ended December 31, 2023.
We incurred costs of approximately $28.0 million for drilling, completion and recompletion activities and facilities costs in 2024 and we have budgeted approximately $30 - $50 million for such costs in 2025. We expect to fund these capital expenditures from cash flow from operations.
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
Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our distributions, meet our debt obligations and fund our 2025 capital development programs from cash flow from operations.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$109,299	$77,150	$136,380
Net cash used in investing activities	(288,283)	(46,220)	(86,670)
Net cash (used by) provided by financing activities	181,784	(35,629)	(48,053)
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net cash provided by operating activities
Net cash provided by operating activities increased $32.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily as a result of increased production and lower expenses partially offset by lower oil and natural gas prices in 2024 compared to 2023.
Net cash used by investing activities
Net cash used by investing activities increased $242.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to an increase in proved property and other property acquisitions of $254.6 million related to the Williston Basin Acquisitions partially offset by a decrease in development costs of $12.6 million.

Net cash provided by (used by) financing activities

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Proceeds from long-term debt	$251,000	$86,000	$1,461,000
Payments on long-term debt	(122,000)	(178,000)	(1,493,000)
Proceeds from initial public offering	—	106,277	—
Net proceeds from public offering	141,233	—	—
Debt issuance costs	(3,173)	(144)	(161)
Capitalized offering costs	—	—	(3,738)
Proceeds from sale of units to cover withholding taxes	930	—	—
Withholding taxes paid on vesting of restricted units	(851)	—	—
Proceeds from exercise of Series 3 warrants	—	—	1,029
Distributions	(85,355)	(49,762)	(13,183)
Net cash provided by (used by) financing activities	$181,784	$(35,629)	$(48,053)
Net cash provided by financing activities increased $217.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to an increase in net borrowings under our credit facility of $221.0 million and increased proceeds from public offerings of $35.0 million partially offset by increased distributions to unitholders of $35.6 million and increased debt offering costs of $3.0 million.

Revolving credit agreement
On August 30, 2024, we entered into Amendment No. 4 and Borrowing Base Agreement (“Amendment No. 4”) on our senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 4 extended the maturity date of the Credit Facility to August 30, 2028, increased the borrowing base from $165 million to $275 million and joined certain new Lenders to the Credit Facility. Our Credit Facility permits us to use proceeds for general partnership purposes including distributions to our unitholders. Our obligations under the Credit Facility are secured by substantially all of our assets, including (i) our interest in Cross Timbers, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by the joint venture and (iv) any oil and gas properties owned directly by us and our wholly-owned subsidiaries. In connection with entering into the Credit Facility, as of December 31, 2024, we incurred financing fees and expenses of approximately $6.2 million before accumulated amortization of $2.5 million. These costs are being amortized over the life of the Credit Facility. We incurred $3.1 million of financing fees and expenses in conjunction with Amendment No. 4. Such amortized expenses are recorded as interest expense on the statements of operations. As of December 31, 2024, we had $150 million in borrowings outstanding under our Credit Facility and $125 million in availability.
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
At our election, interest on borrowings under the Credit Facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at SOFR. We are required to pay a commitment fee to the lenders under the Credit Facility, which accrues at a rate per annum of 0.5% on the average daily unused amount of the aggregate commitments under the Credit Facility minus the aggregate outstanding principal amount of all advances at such time. The weighted average interest rate on Credit Facility borrowings was 8.6% in 2024. The effective borrowing rate under our Credit Facility was 8.3% as of December 31, 2024.
We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the credit facility but shall exclude the fair value of derivative instruments and any advances under the facility and (ii) a ratio of total indebtedness-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Effective with the Second Amendment entered in June 2023 (the “Second Amendment”), our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility, we were in compliance with all of our debt covenants as of December 31, 2024 and December 31, 2023. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
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
Derivative contracts
We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of December 31, 2024, the current liability related to such contracts was $5.8 million and the non-current liability was $8.0 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas.
For further information on derivative contracts, see Note 9 in the financial statements included in Item 8. Financial Statements and Supplementary Data.
Asset Retirement Obligation
At December 31, 2024, we had asset retirement obligations of $190.9 million inclusive of a current portion of $2.0 million. For further information on asset retirement obligations, see Note 7 in the financial statements included in Item 8. Financial Statements and Supplementary Data.
Factors Affecting the Comparability of Our Financial Condition and Results of Operations
Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, primarily for the following reasons:
Property acquisitions
We have completed three significant acquisitions in the past two years that affect the comparability of results of operations between 2022, 2023 and 2024 to some extent. We intend to continue to grow our operations through prudent acquisitions. Additionally, it is possible that we will effect divestitures of certain of our assets. We may enter into acquisitions and/or divestitures in the ordinary course of business that may affect our future operations, including our revenues and operating expenses. The following is a summary of our significant acquisition activity that occurred from the beginning of 2022 to the date of this Annual Report on Form 10-K:
•Additional Interest Vacuum Acquisition. The acquisition in August 2022 of additional interest in our producing properties and a gas processing plant in the Permian Basin of New Mexico for approximately $52.8 million.

•Williston Basin Acquisitions. The acquisition in August 2024 of producing properties in the Williston Basin of Montana and North Dakota for approximately $312.6 million.
Supply, demand, market risk and their impact on oil prices.
The oil and natural gas industry is cyclical and commodity prices are highly volatile. During the period from January 1, 2022 through December 31, 2024, prices for crude oil and natural gas reached a high of $123.70 per Bbl and $9.68 per MMBtu, respectively, and a low of $65.75 per Bbl and $1.58 per MMBtu, respectively. Oil prices increased drastically in the first half of 2022 due to demand, domestic supply reductions, OPEC control measures and market disruptions resulting from the Russia-Ukraine war and sanctions on Russia. Oil prices moderated over the second half of 2022 and the first half of 2023 before initially increasing in the second half of 2023 as a result of expected supply constraints and hostilities in the Middle East. Since these concerns did not materialize, oil prices declined in December 2023 but continuing hostilities and higher global consumption pushed prices higher in the first half of 2024. However, increased supply led to lower prices in the second half of 2024 declining to $72.73 per Bbl as of January 30, 2025. Natural gas prices reached a high of $9.68 per MMbtu in August 2022 before declining to 1.58 per MMBtu in March 2024 and then rebounding to $3.05 per MMbtu as of January 30, 2025.
Other factors impacting supply and demand include weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials, export capacity, strength of the U.S. dollar as well as other factors, the majority of which are outside of our control. As a result of these external factors, we expect global commodity price volatility will continue throughout 2025. Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production. Please see “Risk Factors—Risks Related to the Natural Gas, NGL and Oil Industry and Our Business—Commodity prices are volatile—A sustained decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.”

Public company expenses
We incurred in 2023 and 2024 and expect to incur in 2025 incremental costs related to our transition to a publicly traded partnership, including the costs associated with the initial implementation of our internal controls and testing. We also incurred additional significant and recurring expenses as a publicly traded partnership, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. The direct, incremental general and administrative costs are not included in our historical financial statements prior to going public in January 2023.
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
Impairment
We evaluate our producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, we compare the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future cash flows of such properties. We record any impairments to accumulated depreciation, depletion and amortization on the balance sheets. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation such as a change in our future capital plans, we may incur proved property impairments in future periods. We did not recognize an impairment of long-lived assets during the years ended December 31, 2024 and 2022. We recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023.
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

The impairment assessment process is primarily dependent upon the estimate of proved reserves. Any overstatement of estimated proved reserve quantities would result in an overstatement of estimated future net cash flows, which could result in an understated assessment of impairment. The subjectivity and risks associated with estimating proved reserves are discussed under “Oil and Natural Gas Reserves” below. Prediction of product prices is subjective since prices are largely dependent upon supply and demand resulting from global and national conditions generally beyond our control. However, management’s assessment of product prices for purposes of impairment is consistent with that used in its business plans and investment decisions. While there is judgment involved in management’s estimate of future product prices, the potential impact on impairment has not been significant recently since product prices have been substantially higher than our net acquisition and development costs per Boe. Prior to 2022, our historical impairment of proved properties included $311.5 million of proved property impairments from 2014 through 2021. We did not recognize an impairment of long-lived assets for the years ended December 31, 2024 and 2022. We recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023. The impairment was related to our assets in the Texas Permian Basin, that is within our Cross Timbers joint venture, primarily due to a lower net commodity price environment, increased costs as well as a change in our development plans to reduce the duration of the proved undeveloped reserves from five years to two years. We believe that a sensitivity analysis regarding the effect of changes in assumptions on estimated impairment is impracticable to provide because of the number of assumptions and variables involved which have interdependent effects on the potential outcome.
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
DD&A of producing properties is computed on the unit-of-production method based on estimated proved oil and natural gas reserves. While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized. Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition. During 2024, net downward revisions to proved reserves on a Boe basis occurred, which, assuming no other changes to reserves, would result in an increase in DD&A expense of 14% in 2025.
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
As of December 31, 2024, the fair market value of our oil, NGL and natural gas derivative contracts was a net liability of $5.4 million. Based upon our open commodity derivative positions at December 31, 2024, a hypothetical 10% change in the NYMEX WTI and Henry Hub prices and basis prices would change our net oil and natural gas derivative liability by approximately $20.6 million.

(in thousands)	Fair Value at December 31, 2024	Hypothetical Price Increase or Decrease of 10%
Derivative asset (liability) – Crude Oil	$2,678	$(8,947)
Derivative asset (liability) – Natural Gas Liquids	$—	$—
Derivative asset (liability) – Natural Gas	$(8,069)	$(11,691)
	$(5,391)	$(20,638)
The hypothetical change in fair value could be a gain or loss depending on whether prices increase or decrease.
Counterparty and customer credit risk
Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds in major financial institutions. We often have balances in excess of the federally insured limits.
We sell oil, NGL and natural gas production to various types of customers. Credit is extended based on an evaluation of the customer’s financial condition and historical payment record. The future availability of a ready market for our production depends on numerous factors outside of our control, none of which can be predicted with certainty. Sales to two purchasers for the year ended December 31, 2024, two purchasers for the year ended December 31, 2023, and two purchasers for the year ended December 31, 2022, were greater than 10% of total revenues. See “Business—Operations—Marketing and Customers.” We do not believe the loss of any single purchaser would materially impact our operating results because oil, NGLs and natural gas are fungible products with well-established markets and numerous purchasers.

At December 31, 2024, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.
Interest rate risk
At December 31, 2024, we had $150.0 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $1.5 million per year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Unitholders and Board of Directors
TXO Partners, L.P. and TXO Partners GP, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TXO Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Fort Worth, Texas
Auditor Firm ID 185
March 4, 2025

TXO PARTNERS, L.P. Consolidated Balance Sheets
(in thousands)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$7,305	$4,505
Accounts receivable, net	39,689	32,226
Derivative fair value	6,412	6,052
Other	11,041	12,406
Total Current Assets	64,447	55,189
Property and Equipment, at cost—successful efforts method:
Proved properties	1,912,624	1,540,105
Unproved properties	18,706	18,479
Other	85,425	83,854
Total Property and Equipment	2,016,755	1,642,438
Accumulated depreciation, depletion and amortization	(1,065,364)	(1,013,115)
Net Property and Equipment	951,391	629,323
Other Assets:
Note receivable from related party	7,131	7,131
Derivative fair value	2,065	—
Other	5,807	3,970
Total Other Assets	15,003	11,101
TOTAL ASSETS	$1,030,841	$695,613
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$18,217	$8,598
Accrued liabilities	38,927	23,362
Derivative fair value	5,846	4,045
Asset retirement obligation, current portion	2,000	1,750
Other current liabilities	1,347	1,361
Total Current Liabilities	66,337	39,116
Long-term Debt	157,100	28,100
Other Liabilities:
Asset retirement obligation	188,904	152,222
Derivative fair value	8,022	—
Other liabilities	1,062	2,377
Total Other Liabilities	197,988	154,599
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	609,416	473,798
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,030,841	$695,613
See accompanying notes to consolidated financial statements.

TXO PARTNERS, L.P. Consolidated Statements of Operations
(in thousands)

	Years ended December 31,
	2024	2023	2022
REVENUES
Oil and condensate	$198,324	$182,733	$160,864
Natural gas liquids	29,430	29,193	41,731
Gas	55,056	168,792	43,802
Total Revenues	282,810	380,718	246,397
EXPENSES
Production	150,295	144,730	127,661
Exploration	373	151	360
Taxes, transportation and other	60,442	75,415	94,991
Depreciation, depletion, and amortization	52,409	44,288	41,364
Impairment	—	223,384	—
Accretion of discount in asset retirement obligation	11,623	8,644	6,055
General and administrative	14,529	7,887	1,646
Total Expenses	289,671	504,499	272,077
OPERATING LOSS	(6,861)	(123,781)	(25,680)
OTHER INCOME (EXPENSE)
Other income	37,152	23,756	26,067
Interest income	1,078	461	143
Interest expense	(7,873)	(4,423)	(8,198)
Other Income (Expense)	30,357	19,794	18,012
NET INCOME (LOSS)	$23,496	$(103,987)	$(7,668)

NET INCOME (LOSS) PER COMMON UNIT
Basic	$0.66	$(3.44)	$(0.31)
Diluted	$0.65	$(3.44)	$(0.31)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	35,559	30,265	25,000
Diluted	36,132	30,265	25,000
See accompanying notes to consolidated financial statements.

TXO PARTNERS, L.P. Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2024	2023	2021
OPERATING ACTIVITIES
Net income (loss)	$23,496	$(103,987)	$(7,668)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of assets acquired and liabilities assumed:
Depreciation, depletion, and amortization	52,409	44,288	41,364
Impairment of long-lived assets	—	223,384	—
Accretion of discount in asset retirement obligation	11,623	8,644	6,055
Derivative fair value (gain) loss	2,566	(23,179)	203,214
Net cash received from (paid to) counterparties	4,833	(83,068)	(89,997)
Non-cash incentive compensation	6,165	3,470	—
Other non-cash items	1,293	955	715
Changes in operating assets and liabilities(a)	6,914	6,643	(17,303)
Cash Provided by Operating Activities	109,299	77,150	136,380
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	122	—	320
Proved property acquisitions	(263,652)	(8,700)	(50,264)
Development costs	(23,242)	(35,799)	(23,720)
Unproved property acquisitions	(227)	(72)	(50)
Other property additions	(1,284)	(1,649)	(12,956)
Cash Used by Investing Activities	(288,283)	(46,220)	(86,670)
FINANCING ACTIVITIES
Proceeds from long-term debt	251,000	86,000	1,461,000
Payments on long-term debt	(122,000)	(178,000)	(1,493,000)
Exercise of Series 3 Warrants	—	—	1,029
Net proceeds from initial public offering	—	106,277	—
Net proceeds from public offering	141,233	—	—
Debt issuance costs	(3,173)	(144)	(161)
Capitalized offering costs	—	—	(3,738)
Proceeds from sale of units to cover withholding taxes	930	—	—
Withholding taxes paid on vesting of restricted units	(851)	—	—
Distributions	(85,355)	(49,762)	(13,183)
Cash Provided by (Used by) Financing Activities	181,784	(35,629)	(48,053)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,800	(4,699)	1,657
Cash and Cash Equivalents, beginning of period	4,505	9,204	7,547
Cash and Cash Equivalents, end of period	$7,305	$4,505	$9,204
(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(7,991)	$19,683	$(22,753)
Other assets	1,628	(546)	(5,704)
Aid-in-construction asset	—	—	238
Current liabilities	14,777	(10,877)	12,401
Other operating liabilities	(1,500)	(1,617)	(1,485)
	$6,914	$6,643	$(17,303)
See accompanying notes to consolidated financial statements.

TXO PARTNERS, L.P. Consolidated Statements of Partners’ Capital
(in thousands)

	Series 3 Preferred		Series 5 Preferred		Common Units		Total
	Units	$	Units	$	Units	$	$
Balances, December 31, 2021	1,372	$34,295	$2	$206,074	13,966	$300,990	$541,359
Net loss	—	—	—	—	—	(7,668)	(7,668)
Increase in partners’ equity from in-kind distributions	—	—	—	—	38	1,715	1,715
In-kind distributions	—	—	—	—	—	(1,715)	(1,715)
Distributions	—	—	—	—	—	(13,183)	(13,183)
Conversion of Series 3 equity to Common equity	(1,372)	(34,295)	—	—	271	34,295	—
Exercise of Series 3 Warrants	—	—	—	—	81	1,029	1,029
Balances, December 31, 2022	—	$—	2	$206,074	14,356	$315,463	$521,537
Net loss	—	—	—	—	—	(103,987)	(103,987)
Net proceeds from initial public offering	—	—	—	—	5,750	102,540	102,540
Expensing of unit awards	—	—	—	—	—	3,470	3,470
Distributions to unitholders	—	—	—	—	—	(49,762)	(49,762)
Conversion of Series 5 preferred to Common equity			(2)	(206,074)	10,644	206,074	—
Balances, December 31, 2023	—	$—	—	$—	30,750	$473,798	$473,798
Net income	—	—	—	—	—	23,496	23,496
Net proceeds from sale of units	—	—	—	—	7,475	141,233	141,233
Units issued in acquisition of oil and gas properties	—	—	—	—	2,500	50,000	50,000
Proceeds from sale of units to cover withholding taxes	—	—	—	—	188	930	930
Withholding taxes paid on vesting of restricted units	—	—	—	—	—	(851)	(851)
Expensing of unit awards	—	—	—	—	—	6,165	6,165
Distributions to unitholders	—	—	—	—	—	(85,355)	(85,355)
Balances, December 31, 2024	—	$—	—	$—	40,913	$609,416	$609,416
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

Reorganization and Public Listing of Common Units

In January 2023, we completed a series of reorganization transactions in conjunction with publicly listing our common units on the New York Stock Exchange. These included the following transactions (the Reorganization Transactions):

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
Liquidity
Our primary sources of liquidity are cash provided by operating activities, borrowings under our credit facility and equity raised from partners. Short-term liquidity needs are provided by borrowings under our credit facility. We believe that we have a sufficient combination of resources and operating flexibility to ensure that we meet our current obligations and our future debt covenants for at least the next 12 months from the date of issuance of these financial statements. See Note 4.
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
•asset retirement obligations;

•valuation of derivative instruments; and
•legal and environmental risks and exposure.
Property and Equipment
We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. We generally pursue acquisition and development of proved reserves as opposed to exploration activities. All of the proved property costs reflected in the accompanying balance sheet are from TXO Partners, our wholly-owned subsidiary, MorningStar Operating, LLC, and our 50% share of the joint venture’s proved properties as of December 31, 2024 and 2023. Proved properties balances include costs of $8.5 million at December 31, 2024 and $3.0 million at December 31, 2023 related to wells in process of drilling. Successful drill well costs are transferred to proved properties generally within one month of the well completion date.
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

If conditions indicate that proved properties may be impaired, the carrying value of property is compared to management’s future estimated pre-tax undiscounted cash flow from properties generally aggregated on a field-level basis. If impairment is necessary, the asset carrying value is written down to fair value, typically a discounted present value of estimated future cash flows. Cash flow pricing estimates are based on estimated reserves and production information and pricing assumptions that management believes are reasonable. During the years ended December 31, 2024 and 2022, we did not recognize an impairment of long-lived assets. During the year end ended December 31, 2023, we recognized an impairment of long-lived assets of $223.4 million for our assets in the Texas Permian Basin, that is within our Cross Timbers joint venture, primarily due to a lower net commodity price environment and increased costs as well as a change in our development plans to reduce the duration of the proved undeveloped reserves from five years to two years. We recorded the impairment to accumulated depreciation, depletion and amortization on the balance sheets.
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
Segments
We evaluated how TXO Partners is organized and managed and have identified only one reporting segment, which is the exploration and production of oil, natural gas and natural gas liquids. The operating segments within the reportable segment have been aggregated based on the similarity of their economic and other characteristics, including product type and services. All of our assets are located in the United States, and all revenues are attributable to United States customers. See Note 15
Significant Purchasers
Our production is sold to various purchasers, based on their credit rating and the location of our production. Sales to two purchasers for the year ended December 31, 2024, two purchasers for the year ended December 31, 2023, and two purchasers for the year ended December 31, 2022, as shown in the table below, were greater than 10% of total revenues. We believe that alternative purchasers are available, if necessary, to purchase production at prices substantially similar to those received from these significant purchasers.

Customer	2024	2023	2022
Customer A	33%	31%	24%
Customer B	12%	—%	—%
Customer C	—%	11%	—%
Customer D	—%	—%	11%
Earnings per Common Unit
We report basic earnings per unit, which excludes the effect of potentially dilutive securities, and diluted earnings per common unit, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. See Note 11.
2.Acquisitions
In August 2024, we completed the acquisition of producing properties from Eagle Mountain Energy Partners and VR 4-ELM, LP, located in the Elm Coulee field in Montana and the Russian Creek field in North Dakota which are part of the Greater Williston Basin, for cash consideration of $245.6 million and 2.5 million common units of TXO valued at $50.0 million (the “EMEP Acquisition”), subject to customary purchase price adjustments. Our preliminary purchase price allocation included $315.9 million to proved properties, $0.6 million to other properties, $0.3 million to other current assets, $1.0 million to other assets, $5.4 million to other current liabilities and $16.8 million to asset retirement obligation. The cash portion of the acquisition was funded by a combination of cash on hand from the public offering (Note 10) and borrowings under our Credit Facility (Note 4).

Additionally, in August 2024, we completed the acquisition of producing properties from Kaiser-Francis Oil Company in the Russian Creek field in North Dakota for cash consideration of $17.0 million (the “KFOC Acquisition”), subject to customary purchase price adjustments. Our preliminary purchase price allocation included $19.1 million to proved properties, $0.5 million to current liabilities and $1.6 million to asset retirement obligation. The acquisition was funded by cash on hand from the public offering (Note 10). In the statements of operations for the twelve months ended December 31, 2024, we recorded $39.8 million of revenues and net income of $17.5 million from these acquisitions.

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

Pro forma financial information (Unaudited)
The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the years ended December 31, 2024 and 2023, assuming the EMEP Acquisition and KFOC Acquisition had been completed as of January 1, 2023. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been. Future results may vary significantly from the results reflected because of various factors.

	Twelve Months Ended December 31,
(in thousands, except per share data)	2024	2023

Total revenue	$338,159	$478,662
Net income (loss)	$26,098	$(78,298)
3.Related Party Transactions
We earned management fees from the joint venture of $5.1 million for the year ended December 31, 2024, $6.2 million for the year ended December 31, 2023, and $5.9 million for the year ended December 31, 2022. As of December 31, 2024, we had a note receivable from related party outstanding with a highly-rated, offshore subsidiary of our joint venture partner (Note 5). On September 30, 2016, TXO Partners entered in a loan agreement with the joint venture (Note 4).
Since the purpose of the management fees is to share costs between the various entities, the management fees from the joint venture and Southland are included as a reduction of general and administrative expenses in our statements of operations.
We occupy a building owned by MorningStar Capital LLC, a limited liability company owned by our Chief Executive Officer and the Chairman of the Board. In lieu of paying rent, we paid property taxes and paid for repairs and maintenance on behalf of MorningStar Capital LLC of $0.8 million in 2024, $0.8 million in 2023 and $0.9 million in 2022.
4.Debt

(in thousands)	December 31, 2024	December 31, 2023
November 2021 Credit Facility, at 8.3% at December 31, 2024 and 8.6% at December 31, 2023	$150,000	$21,000
September 2016 Loan, 8.0% at December 31, 2024 and 8.7% at December 31, 2023	$7,100	$7,100
Total Long-term Debt	$157,100	$28,100
November 2021 Credit Facility
On August 30, 2024, we entered into Amendment No. 4 and Borrowing Base Agreement (“Amendment No. 4”) on our senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 4 extended the maturity date of the Credit Facility to August 30, 2028, increased the borrowing base from $165 million to $275 million and joined certain new Lenders to the Credit Facility. In connection with the Credit Facility, we incurred financing fees and expenses, which are included in other assets on the balance sheets, of approximately $6.2 million as of December 31, 2024 and $3.0 million as of December 31, 2023 before accumulated amortization of $2.5 million as of December 31, 2024 and $1.5 million as of December 31, 2023. We incurred $3.1 million of financing fees and expenses in conjunction with Amendment No. 4. These costs are being amortized over the life of the credit facility. Such amortized expenses are recorded as interest expense on the statements of operations.
Redetermination of the borrowing base under the credit facility, is based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in March and September, as well as upon requested interim redeterminations, by the lenders at their sole discretion. We also have the right to request additional borrowing base redeterminations each year at our discretion. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in the joint venture, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by the joint venture and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the credit facility but shall exclude the fair value of derivative instruments and any advances under the facility and (ii) a ratio of total indebtedness-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Effective with the Second Amendment, our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility as amended by the Fourth Amendment, we were in compliance with all of our debt covenants as of December 31, 2024 and December 31, 2023. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at SOFR. We are required to pay a commitment fee to the lenders under the Credit Facility, which accrues at a rate per annum of 0.5% on the average daily unused amount of the lesser of: (i) the maximum commitment amount of the lenders and (ii) the then-effective borrowing base. The weighted average interest rate on credit facility borrowings was 8.6% in 2024 and 8.4% in 2023.
September 2016 Loan
On September 30, 2016, TXO Partners entered into an unsecured loan agreement with the joint venture (the “FAM Loan”). The proceeds for the loan were taken from the cash held by the offshore subsidiary of Exxon Mobil Corporation and the loan was assigned to the offshore subsidiary (Note 5). The loan matures on November 29, 2028, but is automatically extended should our credit facility be extended. In all instances, this loan will mature ninety-one days after the maturity of the Credit Facility. Interest on the loan is the lesser of (a) SOFR plus three and one-quarter of one percent (3.25%) per annum, adjusted monthly or (b) the highest rate permitted by applicable law. Though the note is unsecured, we are required to stay in compliance with terms of our Credit Facility. The weighted average interest rate on loan was 8.6% in 2024 and 8.5% in 2023.
5.Note Receivable from Related Party

As of December 31, 2024 and 2023, we, through our 5% ownership interest in investment assets at the joint venture, had a note receivable totaling $7.1 million outstanding with a highly-rated, offshore subsidiary of our joint venture partner. Under the terms of the agreement, there is no stated maturity date and, the joint venture may demand repayment of all or any portion of the outstanding balance on two business days’ notice. Interest is earned based on the one-month SOFR rate per an active international exchange and is paid monthly. Interest income totaled $0.4 million in 2024, $0.4 million in 2023 and $0.1 million in 2022.
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
Commodity Commitments
During 2024, 2023 and 2022, we entered into futures contracts and swap agreements that effectively fixed crude oil, NGL and natural gas prices on a portion of our production. See Note 9.
7.Asset Retirement Obligation
Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of asset retirement obligation activity for the years ended December 31, 2024 and 2023:

	(in thousands)
	2024	2023
Asset retirement obligation, January 1	$153,972	$126,458
Revisions in the estimated cash flows (1)	8,490	18,741
Liability incurred upon acquiring and drilling wells	18,408	1,420
Liability settled upon plugging and abandoning wells	(1,589)	(1,291)
Accretion of discount expense	11,623	8,644
Asset retirement obligation, December 31	190,904	153,972
Less current portion	(2,000)	(1,750)
Asset retirement obligation, long term	$188,904	$152,222
__________________________________
(1)Revisions in the estimated cash flows for the years ended December 31, 2024 and 2023 are primarily the result of revised cost estimates.
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

Fair Value of Financial Instruments
Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at December 31, 2024 and 2023. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	December 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,131	$7,131	$7,131	$7,131
Long-term debt	$(157,100)	$(157,100)	$(28,100)	$(28,100)
Derivative asset	$8,477	$8,477	$6,052	$6,052
Derivative liability	$(13,868)	$(13,868)	$(4,045)	$(4,045)
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
The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	December 31, 2024		December 31, 2023
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note receivable from related party	$7,131	$—	$7,131	$—
Long-term debt	$(157,100)	$—	$(28,100)	$—
Derivative asset	$8,477	$—	$6,052	$—
Derivative liability	$(13,868)	$—	$(4,045)	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments whenever events or circumstances indicate that the carrying value of those assets may not be recoverable and are based upon Level 3 inputs. These assets and liabilities can include assets and liabilities acquired in a business combination, proved and unproved crude oil, natural gas liquids and natural gas properties, asset retirement obligations and other long-lived assets that are written down to fair value when they are impaired.
We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. We review our oil and natural gas properties by asset group. The estimated future net cash flows are based upon the underlying reserves and anticipated future pricing. An impairment loss is recognized if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If the estimated undiscounted future net cash flows are less than the carrying amount of a particular asset, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of such assets. We record any impairments to accumulated depreciation, depletion and amortization on the balance sheets. The fair value of the proved properties is measured based on the income approach, which incorporates a number of assumptions involving expectations of future product prices, which the Partnership bases on the forward-price curves, estimates of oil and gas reserves, estimates of future expected operating and capital costs and a risk adjusted discount rate of 10%. These inputs are categorized as Level 3 in the fair value hierarchy. We did not recognize an impairment of long-lived assets during the years ended December 31, 2024 and 2022. We recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023.
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
The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$2,730	$—	$(52)	$(3,163)
Natural gas liquids futures	$—	$477	$—	$—
Natural gas futures, collars and basis swaps	$5,747	$5,575	$(13,816)	$(882)
Total	$8,477	$6,052	$(13,868)	$(4,045)
Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated statements of operations, comprises the following realized and unrealized components:

(in thousands)	2024	2023	2022
Net cash (received from) paid to counterparties	$(4,833)	$83,068	$89,997
Non-cash change in derivative fair value	$7,399	$(106,247)	$113,217
Derivative fair value (gain) loss	$2,566	$(23,179)	$203,214
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
We enter futures contracts, energy swaps, options and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We also enter costless price collars, which set a ceiling and floor price to hedge our exposure to price fluctuations on crude oil or natural gas sales. When actual commodity prices exceed the ceiling price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the floor price, we receive this difference from the counterparty. If the actual commodity price falls in between the ceiling and floor price, there is no cash settlement.

Crude Oil
We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl(a)
January 2025 - September 2026	2,000	$70.49
October 2026 - December 2026	375	$64.16
Net settlement losses on oil futures and sell basis swap contracts decreased oil revenues by $5.6 million in 2024, $7.1 million in 2023 and $32.8 million in 2022. An unrealized gain in 2024 and 2023 and an unrealized loss in 2022 to record the fair value of derivative contracts increased oil revenues by $5.8 million in 2024 and $9.5 million in 2023 and decreased oil revenues by $13.0 million in 2022.
Natural Gas Liquids
Our natural gas liquids futures contracts and swap agreements for ethane that effectively fixed prices on our natural gas liquids production expired in June 2024.
Net settlement gains in 2024 and 2023 and losses in 2022 on NGL futures contracts and swap agreements increased NGL revenues by $0.5 million in 2024 and $0.4 million in 2023 and decreased revenues by $4.6 million in 2022. An unrealized loss in 2024 and 2022 and an unrealized gain in 2023 to record the fair value of derivative contracts decreased NGL revenues by $0.5 million in 2024, increased NGL revenues by $1.0 million in 2023 and decreased NGL revenues by $1.0 million in 2022.
Natural Gas
We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 8.

Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
January 2025 - March 2026	50,000	$3.21
April 2026 - September 2026	35,000	$3.25
October 2026 - December 2026	42,500	$3.90
The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
January 2025 - December 2025	50,000	$(0.01)
__________________________________
(a)Reductions to NYMEX gas price for delivery location
Net settlement gains on gas futures and sell basis swap contracts in 2024 and losses in 2023 and 2022 increased gas revenues by $10.0 million in 2024 and decreased revenues by $76.4 million in 2023 and $52.6 million in 2022. An unrealized loss in 2024 and 2022 and an unrealized gain in 2023 to record the fair value of derivative contracts decreased gas revenues by $12.8 million in 2024, increased gas revenues by $95.8 million in 2023 and decreased gas revenues by $99.2 million in 2022.

10.Partners’ Capital
Partners’ Units
On June 28, 2024, we completed an underwritten public offering for the sale of 6.5 million common units at a price of $20.00 per common unit resulting in proceeds of $122.5 million net of underwriting discounts, commissions and other costs (“the Offering”). On July 2, 2024, we completed the sale of an additional 975,000 common units at a price of $20.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the Offering, resulting in additional proceeds of $18.7 million net of underwriting discounts, commissions and other costs. We used the net proceeds from the Offering to fund a portion of the cash consideration for the EMEP Acquisition and the KFOC Acquisition (Note 2).

On August 30, 2024, as part of the consideration paid in the EMEP Acquisition, we issued 2.5 million common units of TXO valued at $50.0 million (Note 2).
Distributions

During 2023, we paid no in-kind distributions to our Series 5 Preferred holders. During 2022, we paid in-kind distributions of 37,615 units with a value of $1.7 million to our Series 3 Preferred holders.

During 2024, we paid $85.4 million of cash distributions to our Common unitholders. The following is a summary of our 2024 distributions.

2024	Distribution per Unit	Payment Date
Fourth Quarter, 2023	$0.58	March 27, 2024
First Quarter, 2024	$0.65	May 29, 2024
Second Quarter, 2024	$0.57	August 27, 2024
Third Quarter, 2024	$0.58	November 22, 2024
During 2023, we paid $49.8 million of cash distributions to our Common unitholders. The following is a summary of our 2023 distributions:

2023	Distribution per Unit	Payment Date
First Quarter, 2023	$0.50	May 30, 2023
Second Quarter, 2023	$0.48	August 25, 2023
Third Quarter, 2023	$0.52	November 27, 2023

Our fourth quarter distribution of $0.61 per unit with respect to cash available for distribution for the three months ended December 31, 2024, was declared on March 04, 2025 and will be paid on March 21, 2025 to unitholders of record on March 14, 2025.
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
See Note 12.

11.Earnings per Unit

The following represents basic and diluted earnings (loss) per Common Unit upon the Reorganization (See Note 1) and corresponding issuance of 30.8 million Common Units:

	(in thousands, except per unit data)	Net (loss) income	Units	(Loss) Income per Unit
2024
	Basic	23,496	35,559	$0.66
	Effect of dilutive securities	—	573
	Diluted	$23,496	36,132	$0.65

2023
	Basic	(103,987)	30,265	$(3.44)
	Effect of dilutive securities	—	—
	Diluted	$(103,987)	30,265	$(3.44)

2022
	Basic	(7,668)	25,000	$(0.31)
	Effect of dilutive securities	—	—
	Diluted	$(7,668)	25,000	$(0.31)

All restricted units, totaling 538 thousand units, were excluded from the calculation of earnings per share for the year ended December 31, 2023, because the units were anti-dilutive.
12.Employee Benefit Plans
Unit Incentive Plans
At the time of the public offering in January 2023, we adopted a new long-term incentive plan. Under the 2023 Long-Term Incentive Plan (LTIP), the general partner may issue long-term equity-based awards to directors, officers and employees of our general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services for us. The LTIP provides for the grant, from time to time at the discretion of the board of directors of our general partner or any delegate thereof, of cash awards, unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards. Under the terms of the LTIP, 2.0 million units are available for grants of awards.

In January 2025, the compensation committee approved grants of 301,180 time-vesting phantom units with distribution equivalent rights to the non-employee directors, officers and certain key employees. These phantom units will vest ratably over a three-year period for the officers and key employees and will fully vest on the one-year anniversary of the grant for the non-employee directors. The phantom units will be settled in common units and distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units.

Additionally, in January 2025, the compensation committee approved grants of 249,380 performance-vesting phantom units to the officers and certain key employees. These performance-based phantom units will be earned based on the Company’s performance during the 2025 calendar year according to certain performance objectives and will vest in one-half increments on January 31, 2027 and January 31, 2028. Prior to determination of the achievement of the performance objectives, distribution equivalent rights will be paid according to the target number of phantom units grants; following determination of the number of earned phantom units based on achievement of the performance objectives, distribution equivalent rights will be paid according to the number of earned phantom units. The phantom units will be settled in common units and distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units.

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

Additionally, in January 2024, the compensation committee approved grants of 159,475 performance-vesting phantom units to the officers and certain key employees. Based on the results of the Company’s performance during 2024 according to certain performance objectives, 215,977 performance-vesting phantom units were earned and will vest in one-half increments on January 31, 2026 and January 31, 2027. The phantom units will be settled in common units and distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units.

In connection with the offering, the board approved grants of 545,000 phantom units with distribution equivalent rights to the non-employee directors, officers and certain key employees. These phantom units will vest ratably over a three-year period for the officers and key employees and fully vested on the one-year anniversary of the grant for the non-employee directors. The phantom units will be settled in common units and distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units.

	Grant Date Fair Value	Number of Units
Outstanding at December 31, 2022	$—	—
Grants	$20.00	545,000
Forfeitures	$20.00	(10,000)
Outstanding at December 31, 2023	$20.00	535,000
Grants	$18.62	208,875
Vesting	$20.00	(188,332)
Outstanding at December 31, 2024	$19.48	555,543

We recognized non-cash restricted unit compensation expense of $6.2 million in 2024, $3.5 million in 2023 and $0.0 million in 2022. Total deferred compensation at December 31, 2024 related to restricted units was $9.2 million. We estimate that incentive compensation for service periods after December 31, 2024 will be approximately $6.1 million in 2025, $2.9 million in 2026, and $0.2 million in 2027. The weighted-average remaining vesting period is 1.4 years for restricted units.
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

	Year Ended December 31, 2024
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$198,083	$29,433	$57,860	$285,376
Unrealized gain (loss) on derivatives	5,842	(477)	(12,764)	(7,399)
Realized gain (loss) on derivatives	(5,601)	474	9,960	4,833
Total Revenues	$198,324	$29,430	$55,056	$282,810

	Year Ended December 31, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$180,403	$27,752	$149,384	$357,539
Unrealized gain (loss) on derivatives	9,462	1,001	95,784	106,247
Realized gain (loss) on derivatives	(7,132)	440	(76,376)	(83,068)
Total Revenues	$182,733	$29,193	$168,792	$380,718

	Year Ended December 31, 2022
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$206,656	$47,323	$195,632	$449,611
Unrealized gain (loss) on derivatives	(12,972)	(1,005)	(99,240)	(113,217)
Realized gain (loss) on derivatives	(32,820)	(4,587)	(52,590)	(89,997)
Total Revenues	$160,864	$41,731	$43,802	$246,397
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
Oil and Condensate Sales
Oil production is typically sold at the wellhead or at the outlet of a gathering system under market-sensitive contracts at an index price, net of pricing differentials. The Partnership recognizes revenue upon the satisfaction of the performance obligation which occurs at the point in time when control of the product transfers to a customer, in an amount that reflects the consideration to which the Partnership expects to be entitled in exchange for the product.
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
14.Accrued Liabilities
Accrued liabilities consist of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Accrued production expenses	$22,818	$17,443
Accrued capital expenditures	$5,401	$676
Accrued bonuses	$4,841	$—
Accrued ad valorem taxes	$3,056	$2,177
Accrued severance taxes	$2,567	$2,828
Other accrued liabilities	$244	$238
Total accrued liabilities	$38,927	$23,362

15.Segment Reporting
We have one reportable segment, our exploration and production of oil, natural gas and natural gas liquids segment (“E&P segment”). Our E&P segment derives revenues from customers by selling oil, natural gas and natural gas liquids under contracts of various terms and durations (See Note 13). The operating segments within the reportable segment have been aggregated based on the similarity of their economic and other characteristics, including product type and services. All of our assets are located in the United States, and all revenues are attributable to United States customers.

The Partnership's Chief Operating Decision Maker ("CODM") is a group of executives, including the President of Business Operations and Chief Financial Officer and the President of Production and Development. The CODM assesses performance for the E&P segment and decides how to allocate resources based on cash provided by operations which is also reported on the statement of cash flows as consolidated cash provided by operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the E&P segment or to pay distributions.

Selected financial information related to our one reportable segment is included below:

(in thousands)	Years ended December 31,
	2024	2023	2022
REVENUES
Oil and condensate	$198,324	$182,733	$160,864
Natural gas liquids	29,430	29,193	41,731
Gas	55,056	168,792	43,802
Total Revenues	282,810	380,718	246,397
EXPENSES
Production	150,295	144,730	127,661
Exploration	373	151	360
Taxes, transportation and other	60,442	75,415	94,991
Depreciation, depletion, and amortization	52,409	44,288	41,364
Impairment	—	223,384	—
Accretion of discount in asset retirement obligation	11,623	8,644	6,055
General and administrative	14,529	7,887	1,646
Total Expenses	289,671	504,499	272,077
OPERATING LOSS	(6,861)	(123,781)	(25,680)
OTHER INCOME
Other income	37,152	23,756	26,067
SEGMENT INCOME (LOSS) FROM OPERATIONS	30,291	$(100,025)	$387

Reconciliation:
Interest income	1,078	461	143
Interest expense	(7,873)	(4,423)	(8,198)
Other Expense	(6,795)	(3,962)	(8,055)
NET INCOME (LOSS)	$23,496	$(103,987)	$(7,668)

CASH PROVIDED BY OPERATING ACTIVITIES	$109,299	$77,150	$136,380
16.Supplemental Cash Flow Information
The statement of cash flows excludes the following non-cash transactions:

•The issuance of 2.5 million common units to partially fund the EMEP Acquisition (Note 2).

•The payment of in-kind dividends of 37,615 units in 2022 (Note 12).
•The exchange of 2,061.22 Series 5 Preferred Units for 10,644,482 Common Units in 2023 (Note 10).
•Accrued capital expenditures were $5.4 million at December 31, 2024 and $0.7 million at December 31, 2023.
Interest payments totaled $7.0 million in 2024, $3.5 million in 2023 and $7.9 million in 2022. State income tax payments totaled $1.9 million in 2024, $3.6 million in 2023 and $0.5 million in 2022.
17.Subsequent Events
We have evaluated subsequent events through the date the financial statements were available to be issued.
18.Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)
All of our operations are directly related to oil and gas producing activities located in the United States primarily in the San Juan Basin of New Mexico and Colorado, the Permian Basin of West Texas and New Mexico and the Williston Basin of Montana and North Dakota.
Costs Incurred Related to Oil and Gas Producing Activities
The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes for each year:

(in thousands)
	2024	2023	2022
Acquisition of proved properties, net	$317,684	$8,895	$57,392
Acquisition of unproved properties	227	72	50
Development	27,967	29,820	29,833
Asset retirement obligation incurred upon acquisition	18,408	1,420	3,357
Total costs incurred	$364,286	$40,207	$90,632
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

Proved Reserves	Oil (Bbls)	Natural Gas Liquids (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
(in thousands)
December 31, 2021	48,605.6	18,027.6	379,275.9	129,845.9
Extensions, additions and discoveries	943.6	131.0	1,804.9	1,375.4
Revisions	925.3	4,320.1	56,198.3	14,611.7
Production	(2,205.7)	(1,334.3)	(29,556.9)	(8,466.1)
Purchase in place	5,240.4	788.0	155.0	6,054.2
December 31, 2022	53,509.2	21,932.4	407,877.2	143,421.1
Extensions, additions and discoveries	71.7	0.0	7,050.2	1,246.7
Revisions	(11,628.5)	(5,245.0)	(121,848.5)	(37,181.5)
Production	(2,375.6)	(1,231.8)	(28,738.7)	(8,397.2)
Purchase in place	876.3	27.4	1,487.4	1,151.6
December 31, 2023	40,453.1	15,483.0	265,827.6	100,240.7
Extensions, additions and discoveries	22.5	0.6	2,400.1	423.1
Revisions	(1,521.1)	(2,841.5)	(56,249.2)	(13,737.3)
Production	(2,716.4)	(1,211.4)	(27,789.8)	(8,559.5)
Purchase in place	10,953.8	2,363.7	12,847.0	15,458.6
December 31, 2024	47,191.9	13,794.4	197,035.7	93,825.6

Proved Developed Reserves	Oil (Bbls)	Natural Gas Liquids (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
(in thousands)
December 31, 2021	30,207.9	17,434.2	353,214.9	106,511.3
December 31, 2022	34,672.0	20,723.6	385,188.6	119,593.7
December 31, 2023	30,959.4	15,110.9	264,934.4	90,226.0
December 31, 2024	37,894.6	13,194.9	196,013.7	83,758.5

Proved Undeveloped Reserves	Oil (Bbls)	Natural Gas Liquids (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
(in thousands)
December 31, 2021	18,397.7	593.4	26,061.0	23,334.6
December 31, 2022	18,837.2	1,208.8	22,688.6	23,827.4
December 31, 2023	9,493.7	372.1	893.2	10,014.7
December 31, 2024	9,297.3	599.5	1,022.0	10,067.1
In 2024, the 15.5 Mboe of purchases in place represent the reserves acquired primarily from Eagle Mountain (14.2 MBoe) and Kaiser Francis (1.3 Mboe). The 0.4 MBoe of extensions, additions and discoveries in proved reserves in 2024 were primarily related to drilling in the San Juan Basin and Permian Basin. The 13.7 MBoe of downward revisions in proved reserves for 2024 were the result of lower commodity prices (10.0 MBoe) and changes in the development plan (3.7 MBoe).

In 2023, the 1.2 Mboe of purchases in place represent the reserves acquired from multiple acquisitions. The 1.2 MBoe of extensions, additions and discoveries in proved reserves in 2023 were primarily related to drilling in the San Juan Basin and Permian Basin. The (37.2) MBoe of downward revisions in proved reserves for 2023 were the result of a combination of lower commodity prices and higher costs (22.6 MBoe) and changes in the development plan (14.6 MBoe).

In 2022, the 6.1 Mboe of purchases in place represent the reserves acquired from Vendera (5.6 MBoe) and Kaiser Francis (0.4 MBoe). The 1.4 MBoe of extensions, additions and discoveries in proved reserves in 2022 were primarily related to drilling in the San Juan Basin. The 14.6 Mboe of upward revisions in proved reserves for 2022 were the result of a combination of higher commodity prices (14.9 Mboe) partially offset by changes in the development plan (0.2 Mboe).

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves	December 31,	December 31,	December 31,
	2024	2023	2022
(in thousands)
Future cash inflows	$4,187,103	$4,101,171	$7,663,099
Future costs:
Production	(450,156)	(2,091,880)	(2,906,249)
Development	(2,077,469)	(353,191)	(414,061)
Future income tax	(1,738)	(2,143)	(7,467)
Future net cash flows	1,657,740	1,653,957	4,335,322
10% annual discount	(681,153)	(763,365)	(2,365,504)
Standardized measure	$976,587	$890,592	$1,969,818

Changes in Standardized Measure of Discounted Future Net Cash Flows	For the Year Ended December 31,
	2024		2023		2022
(in thousands)
Standardized measure, beginning of period	$890,592		$1,969,818		$986,617
Revisions:
Prices and costs	(187,581)		(1,053,775)		745,577
Quantity estimates	(11,034)		(147,398)		213,687
Income tax	67		2,250		(1,491)
Future development costs	7,054		(106)		(2,521)
Accretion of discount	89,059		196,982		98,662
Production rates and other	(2,940)		22,868		(39,947)
Net revisions	(105,375)		(979,179)		1,013,967
Additions and discoveries	(4,279)		(8,047)		25,502
Production	(74,639)		(137,393)		(226,960)
Development costs	27,967		29,820		29,833
Purchases in place	242,321		15,573		140,859
Net change	85,995		(1,079,226)		983,201
Standardized measure, December 31	$976,587	(a)	$890,592	(b)	$1,969,818	(c)
__________________________________
(a)The December 31, 2024 standardized measure includes a reduction of $392.1 million ($392.9 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2024 includes a liability of $190.9 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.
(b)The December 31, 2023 standardized measure includes a reduction of $292.0 million ($292.5 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2023 includes a liability of $154.0 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.
(c)The December 31, 2022 standardized measure includes a reduction of $248.0 million ($248.4 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2022 includes a liability of $126.5 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.

Price and cost revisions are primarily the net result of changes in prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.
Average realized oil prices used in the estimation of proved reserves and calculation of the standardized measure were $73.73 for 2024, $76.58 for 2023 and $92.94 for 2022. Average realized natural gas liquids prices were $17.70 for 2024, $18.44 for 2023 and $29.72 for 2022. Average realized gas prices were $1.14 for 2024, $1.58 for 2023 and $4.35 for 2022. We used 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2024, management assessed the effectiveness of TXO’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that TXO maintained effective internal control over financial reporting at December 31, 2024.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an "emerging growth company" as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

On November 8, 2024, Gary D. Simpson, the Company's President of Production and Development, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Act for the sale of the Company’s common units to cover taxes due in connection with the vesting of phantom units after February 6, 2025. The duration of this arrangement is until the final vesting date or forfeiture of the applicable phantom units. The number of common units that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common units at the time of settlement.

No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
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
Our general partner has seven directors, each of whom was appointed by MorningStar Oil & Gas, LLC (“MSOG”), as the sole member of our general partner. Four of our directors are independent as defined under the standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. We have three independent members of the audit committee.
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
The following table sets forth certain information regarding the current executive officers and directors of our general partner.

Name	Age	Position
Bob R. Simpson	76	Chief Executive Officer, Chairman and Director
Brent W. Clum	61	President of Business Operations and Chief Financial Officer, Director
Gary D. Simpson	61	President of Production and Development
Scott T. Agosta	60	Chief Accounting Officer
Keith A. Hutton	66	Director
Phillip R. Kevil	74	Director
Rick J. Settle	34	Director
J. Luther King, Jr.	84	Director
William H. Adams III	66	Director

Bob R. Simpson—Chief Executive Officer, Chairman and Director. Bob R. Simpson founded TXO Partners in June 2012 and has served as a Director and the Chairman of the Board since its founding and has served as our Chief Executive Officer since July 2022. Mr. Simpson previously served as the Chairman and a Director of Southland from February 2015 until January 2020. From August 2010 until September of 2020, Mr. Simpson served as Co-Chairman of the Rangers Baseball Express and since September of 2020, he has served as Chair of the Executive Committee. He also served as Chief Executive Officer of XTO (a company he founded) until 2008 and as Chairman of XTO until 2010 when

XTO merged with Exxon for $41 billion in one of the largest transactions in history for an independent oil and gas company. Mr. Simpson attended Baylor University, where he earned a B.B.A. in Accounting magna cum laude and then an M.B.A. He served in the Texas Army National Guard after graduation and then earned his certified public accountant (“CPA”) designation. Mr. Simpson is the uncle of Gary D. Simpson, President of Production and Development of the Partnership.
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
Gary D. Simpson—President of Production and Development. Gary D. Simpson has served as President of Production and Development of TXO Partners since November 2024. Mr. Simpson served as Senior Vice President of the General Partner since January 2023. Mr. Simpson has been a consultant at the Partnership since its founding in 2012. Prior to joining the Partnership, Mr. Simpson served as Senior Vice President of Investor Relations & Finance and board member at XTO Energy Inc., prior to its acquisition by ExxonMobil Corporation in 2010. Mr. Simpson’s prior company affiliations include XTO Energy Inc., Simpson Oil & Land Company, Arco International Oil & Gas, Inc. and ExxonMobil Corporation. Mr. Simpson received a Bachelor of Science, magna cum laude, in Petroleum Engineering from Texas A&M University in 1985 and a Master of Fine Arts from the American Film Institute in 1996. Mr. Simpson is the nephew of Bob R. Simpson, Chief Executive Officer, Chairman and Director of the Partnership.
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
Keith A. Hutton—Director. Keith A. Hutton served as our President of Production and Development from July 2022 until November 2024 and as a Director since our founding in June 2012. He previously served as our Chief Executive Officer from our founding in June 2012 until July 2022. Mr. Hutton served as Director of Southland from February 2015 until January 2020. Mr. Hutton also served as Chief Executive Officer and Director of XTO until the time of the Exxon acquisition. He remained a consultant with Exxon until January 2012. Mr. Hutton held various management positions for XTO over his 25-year career and was promoted to CEO in December 2008. Prior to joining XTO Energy in 1987, Mr. Hutton was employed with Sun Oil Company in both the international and domestic divisions for five years. He graduated from Texas A&M University with a B.S. in Petroleum Engineering and was named a Harold Vance Department of Petroleum Engineering Distinguished Graduate in 2009.
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
Rick J. Settle—Director. Rick J. Settle has served as a Director of TXO Partners since July 2020. Mr. Settle is a Principal at LKCM Headwater Investments, the private equity arm of Luther King Capital Management, and has previously served as a Vice President and Associate since joining the firm in October 2014. Prior to becoming a Principal at LKCM Headwater, Mr. Settle worked as a financial analyst for Citigroup. Additionally, Mr. Settle currently serves on the board of several private companies. He graduated from the Texas Christian University with a B.B.A. in Finance, Entrepreneurial Management. He is a CFA.
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
William H. Adams III—Director. Bill H. Adams has served as Director of TXO Partners since January 2023. He also serves as Director of Kimbell Royalty GP, LLC (NYSE: KRP), a position he has held since January 2017. In this position, Mr. Adams has served on the Audit, Compensation and Conflicts Committees of the company. Additionally, Mr. Adams has served as Director of Graham Savings Bank since 2018. Mr. Adams has also held the position of Chairman and has been a principal owner of Texas Appliance Supply, Inc., a wholesale and retail distribution company, since 2007. Prior to its sale to Exxon Mobil Corporation in 2010, he served on the board of directors of XTO Energy Inc., where he chaired the Compensation and the Corporate Governance and Nominating committees. Previously, Mr. Adams had a 25-year career in commercial and energy banking, most recently as Executive Regional President of Texas Bank in Fort Worth, before retiring in 2006. He also served as President of Frost Bank-Arlington. Mr. Adams received a B.B.A. in Finance from Texas Tech University.
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
Board of Directors
We are managed and operated by the board of directors and executive officers of our general partner, TXO Partners GP, LLC. The sole member of our general partner is MorningStar Oil & Gas, LLC (“MSOG”), the majority of ownership interests of which are owned by the Founders. As the sole member of our general partner, MSOG is entitled under the amended and restated limited liability company agreement of our general partner to appoint all directors of the Board. The number of directors shall be fixed from time to time by MSOG. As of March 4, 2025, the Board consisted of seven persons.
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
Audit Committee
We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE listing rules and rules of the SEC. The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee and our management. Rick J. Settle, Phillip R. Kevil and William H. Adams III currently serve on the audit committee. Rick J. Settle currently serves as chair of the audit committee. The Board has determined that each member of the audit committee meets the independence requirements of the NYSE and the SEC, as applicable, and that each is financially literate. The Board also has determined that Rick J. Settle has “accounting or related financial management expertise” and constitutes an “audit committee financial expert,” in accordance with SEC and NYSE rules and regulations. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE. A current copy of the audit committee charter is posted on our investor relations website under the Corporate Governance tab, available at www.txopartners.com/investors.
Conflicts Committee
In accordance with the terms of our partnership agreement, at least two members of the Board will serve on our conflicts committee to review specific matters that may involve conflicts of interest. The members of our conflicts committee cannot be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee cannot own any interest in our general partner or its affiliates or any interest in us or our subsidiaries other than common units or awards, if any, under our incentive compensation plan. Rick J. Settle, Phillip R. Kevil and William H. Adams III currently serve as members of our conflicts committee. The Board has determined that each member of the conflicts committee meets the independence requirements of the NYSE and the SEC, as applicable.
Compensation Committee
The members of our compensation committee are Phillip R. Kevil, J. Luther King, Jr. and William H. Adams III, who also serves as chair of the compensation committee. Each of the members of our compensation committee are independent under the applicable rules and regulations of the NYSE, are a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and are an “outside director” as that term is defined in Section 162(m) of the Code (Section 162(m)). The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE. A current copy of the compensation committee charter is posted on our investor relations website under the Corporate Governance tab, available at www.txopartners.com/investors.
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
Insider Trading Policies and Procedures
We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Partnership, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the New York Stock Exchange listing standards. A copy of our Insider Trading Policies and Procedures is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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
Emerging Growth Company Status
As an emerging growth company we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our chief executive officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules applicable to emerging growth companies require compensation disclosure for any individuals serving as our principal executive officer during the last completed fiscal year and the two most highly compensated executive officers other than our principal executive officer, as well as up to two additional individuals who would have been one of the two most highly compensated executive officers had they remained employed as of the last day of the year. We refer to these officers as our “Named Executive Officers” or “NEOs”. Our NEOs for 2024 consist of the following three individuals:
•Bob R. Simpson, our Chief Executive Officer and Chairman of the Board;
•Brent W. Clum, our President of Business Operations, Chief Financial Officer, and Director; and
•Scott T. Agosta, our Chief Accounting Officer.
2024 Summary Compensation Table
The following table sets forth compensation for our NEOs, for the years ended December 31, 2024, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Value of All Other Compensation ($)(2)	Total Compensation ($)
Bob R. Simpson	2024	—	—	—	—	—
CEO, Chairman, and Director(3)	2023	—	—	—	—	—
	2022	—	—	—	—	—
Brent W. Clum	2024	400,000	607,250	1,489,600	305,014	2,801,864
President of Business Operations, CFO, and Director	2023	375,000	330,000	1,000,000	95,838	1,800,838
	2022	262,500	220,000	—	9,150	491,650
Scott T. Agosta	2024	309,000	192,500	595,840	189,822	1,287,162
Chief Accounting Officer	2023	300,000	105,000	1,000,000	105,930	1,510,930
	2022	280,000	100,000	—	9,150	389,150
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
(2)The amounts disclosed in this column reflect distributions received on unvested phantom units totaling $269,733 for Mr. Clum and $155,493 for Mr. Agosta in 2024 and $75,000 for Mr. Clum and $75,000 for Mr. Agosta in 2023 and matching contributions made on behalf of employees under our 401(k) plan in 2024 ($35,281 for Mr. Clum and $34,329 for Mr. Agosta), 2023 ($20,838 for Mr. Clum and $30,930 for Mr. Agosta) and 2022.
(3)Mr. Simpson was appointed as Chief Executive Officer in July 2022. Mr. Simpson did not receive any compensation in his capacity as Chief Executive Officer or as Chairman and Director of the Board in 2022, 2023 or 2024.
Narrative to 2024 Summary Compensation Table
Annual Base Salaries
For the 2024 year, the NEOs received an annual base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2024 annual base salaries for our NEOs were as set forth in the Summary Compensation Table.
2024 Annual Performance Bonus
The NEOs are eligible to receive a discretionary annual cash bonus which was determined by the board of directors. The 2024 annual performance bonuses for our NEOs were set forth in the Summary Compensation Table.

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
The employer matching contributions to the 401(k) retirement savings plan on behalf of our participating NEOs are set forth above in the 2024 Summary Compensation Table in the column titled “Value of All Other Compensation.”
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
Equity Award Timing Policies and Practices
We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. We do not currently grant unit options or option-like equity awards to our employees or directors. Accordingly, we do not currently have a formal practice or policy with respect to the grant of unit options or option-like awards. In the event we determine to grant unit options or option-like awards, the Board will evaluate the appropriate steps to take in relation to the foregoing.

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
All outstanding and unvested phantom units will vest in the event that the officer’s employment is terminated without “cause” or by the officer for “good reason” (each as defined in the LTIP and the award agreement) within the two-year period following a “change in control” (as defined in the LTIP). Similarly, all outstanding and unvested phantom units held by a director will vest in the event of a change of control. Additionally, the Compensation Committee may determine, in its discretion, to vest unvested phantom units in the event that the officer’s employment is terminated for reasons other than “cause” or the director ceases to be a member of the Board as a result of a termination of “service” (as defined in the LTIP).
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
In addition, in January 2024, we made awards of 56,000 performance-based phantom units with distribution equivalent rights to our NEOs as annual long-term incentive awards pursuant to the LTIP, with 40,000 performance-based phantom units granted to Mr. Clum and 16,000 performance-based phantom units granted to Mr. Agosta. Based on the Company’s performance during the 2024 calendar year according to the performance objectives set forth in the table below, final performance awards of 84,280 units were earned with 60,200 units earned by Mr. Clum and 24,080 units earned by Mr. Agosta. These units will vest in one-half increments on January 31, 2026 and January 31, 2027. Prior to determination of the achievement of the performance objectives, distribution equivalent rights were paid according to the target number of phantom unit grants; following the determination of the number of earned phantom units, distribution equivalent rights will be paid according to the number of earned phantom units.

Objective	Weight	Target Level	Potential Earned Unit Percentages	Level of Actual Achievement	Percentage of Units Actually Earned
Distributions to Unitholders	34%	$1.45 - $1.75	Below target level: 50% Within target level: 100% Above target level: 200%	$2.41	200%
Lease Operating Expenses plus Cash General and Operating Expenses per Boe	33%	$16.50 - $17.50 per boe		$18.54	50%
Discretionary factors	33%	n/a	50 – 200%		200%
Both the time-vesting and performance-based phantom units will be settled in common units as soon as reasonably practicable after the vesting date. Distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units, on the next payroll dates after the distribution is paid to holders of common units.
2025 Annual Grants
In January 2025, we made awards of 73,880 time-vesting phantom units with distribution equivalent rights to our NEOs as annual long-term incentive awards pursuant to the LTIP, with 52,770 time-vesting phantom units granted to Mr. Clum and 21,110 time-vesting phantom units granted to Mr. Agosta. These phantom units will vest in one- third increments on January 31, 2026, 2027 and 2028.
In addition, in January 2025, we made awards of 73,880 performance-based phantom units with distribution equivalent rights to our NEOs as annual long-term incentive awards pursuant to the LTIP, with 52,770 performance-based phantom units granted to Mr. Clum and 21,110 performance-based phantom units granted to Mr. Agosta. These performance-based phantom units will be earned based on the Company’s performance during the 2025 calendar year according to the performance objectives set forth in the table below and will vest in one-half increments on January 31, 2027 and January 31, 2028. Prior to determination of the achievement of the performance objectives, distribution equivalent rights will be paid according to the target number of phantom units grants; following determination of the number of earned phantom units based on achievement of the performance objectives, distribution equivalent rights will be paid according to the number of earned phantom units.

Objective	Weight	Target Level	Potential Earned Unit Percentages
Distributions to Unitholders	34%	$2.15 - $2.45	Below target level: 50% Within target level: 100% Above target level: 200%
Lease Operating Expenses plus Cash General and Operating Expenses per Boe	33%	$17.75 - $19.25 per boe
Discretionary factors	33%	n/a	50 – 200%
Both the time-vesting and performance-based phantom units will be settled in common units as soon as reasonably practicable after the vesting date. Distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units, on the next payroll dates after the distribution is paid to holders of common units.

Outstanding Equity Awards at 2024 Year-End
The following table shows outstanding equity awards held by the NEOs as of December 31, 2024.

Name	Number of Phantom Units That Have Not Vested (#) (1)	Market Value of Phantom Units That Have Not Vested ($)	Number of Unearned Phantom Units That Have Not Vested	Market Value of Unearned Phantom Units That Have Not Vested
Bob R. Simpson	—	—
Brent W. Clum
January 31, 2023	33,333	561,328	—	—
January 31, 2024	100,200	1,687,368	—	—
Scott T. Agosta
January 31, 2023	33,333	561,328	—	—
January 31, 2024	40,080	674,947	—	—
_________________________________
(1)Consists of time-vested phantom units and earned performance-based phantom units that remain subject to time-vesting. See “2024 Annual Grants.”
Employment Contracts, Termination of Employment, Change-in-Control Arrangements
We currently do not have any employment agreements or other plans or arrangements with our executive officers that would result in payments to be made by us to an NEO upon the resignation, retirement or any other termination of an NEO’s employment or upon a change in control.
Compensation of Directors
Officers or employees of our general partner or its affiliates who also serve as directors will not receive additional compensation for their service as a director of our general partner. The non-employee director compensation program consists of annual equity-based awards granted under the LTIP. These grants totaled 3,900 to each non-employee director with an additional 1,600 units, or a total of 5,500 units, for each chair of a committee of the board of directors in 2025.
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
•each named executive officer of our general partner; and
•all directors and executive officers of our general partner as a group.
The percentage of units beneficially owned is based on 41,167,625 common units outstanding as of March 4, 2025.

	Common Units to be Beneficially Owned	Percentage of Common Units to be Beneficially Owned
Name of Beneficial Owner(1)
5% Unitholders:
Luther King Capital Management(2)	2,561,530	6%
Named Executive Officers and Directors
Bob R. Simpson	4,500,000	11%
Brent W. Clum(3)	470,337	1%
Gary D. Simpson(4)	239,570	1%
Scott T. Agosta(5)	159,498	*
Keith A. Hutton	4,120,215	10%
Phillip R. Kevil(6)	24,384	*
Rick J. Settle(7)	26,716	*
J. Luther King, Jr.(2)(8)	3,308,874	8%
William H. Adams III(9)	98,284	*
All executive officers and directors as a group (9 persons)	12,947,878	31%
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
(2)Represents (i) 1,189,400 common units held by LKCM Investment Partnership, L.P. and (ii) 1,372,130 common units held by PDLP Morningstar, LLC, a wholly owned subsidiary of LKCM Private Discipline Master Fund, SPC.
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
(3)Includes 156,303 common units underlying phantom units. Each phantom unit is the economic equivalent of one common unit and will be settled in common units upon vesting.
(4)Includes 71,109 common units underlying phantom units.
(5)Includes 72,523 common units underlying phantom units.
(6)Includes 3,900 common units underlying phantom units. Includes 1,360 common units held by spouse.
(7)Includes 5,500 common units underlying phantom units.
(8)Includes 3,900 common units underlying phantom units.
(9)Includes 5,500 common units underlying phantom units.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Founders own 9,090,552 common units representing an approximately 22% limited partner interest in us, and MSOG, which is majority-owned by the Founders, own and control our general partner. The Founders, who majority-own MSOG, indirectly appoint all of the directors of our general partner, which owns a non-economic general partner interest in us. These percentages do not reflect any common units that may be issued under the long-term incentive plan.

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

The Founders, who own a majority of MSOG, which owns and controls our general partner, also own 9,090,552 common units, representing approximately 22% of our outstanding common units and would receive a pro rata percentage of the cash distributions that we distribute in respect thereof.

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
Other Transactions with Related Persons
We occupy a building owned by MorningStar Capital LLC, a limited liability company owned by Mr. Simpson, our Chief Executive Officer and the Chairman of the Board. In lieu of paying rent, we paid property taxes and paid for repairs and maintenance on behalf of MorningStar Capital LLC in the amount of $0.8 million in 2024, $0.8 million in 2023 and $0.9 million in 2022.
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
Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed by KPMG LLP for the fiscal years ended December 31, 2024 and December 31, 2023:

	2024	2023
Audit Fees (1)	$818,000	$543,366
Audit Related Fees (2)	310,000	—
Tax Fees (3)	247,175	458,128
All Other Fees	—	—
Total	$1,375,175	$1,001,494

(1)
Audit Fees include fees for the annual financial statement audit and interim reviews included in our quarterly reports on Form 10-Q. Audit fees also include amounts related to services in connection with transactions, comfort letters, regulatory filings and consents.

(2)	Audit Related Fees are for services related to audits for 3-05 purposes.
(3)	Tax Fees include fees for tax compliance.

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

10.2#	Amendment No. 1 to the Credit Agreement and Borrowing Base Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed on January 18, 2023)

10.3#	Amendment No. 2 to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 8, 2023)

10.4	Amendment No. 3 to the Credit Agreement (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K filed on March 5, 2024)

10.5^	Amendment No. 4 to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2024)

10.6	TXO Partners GP, LLC 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 31, 2023)

10.7	Form of 2023 Long-Term Incentive Plan Phantom Unit Agreement (Directors) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 31, 2023)

10.8	Form of 2023 Long-Term Incentive Plan Phantom Unit Agreement (Executives) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 31, 2023)

10.9#^
Limited Liability Company Agreement of Cross Timbers Energy, LLC, dated as of June 13, 2013, by and among XTO Energy Inc., XH LLC, HHE Energy Company and TXO Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on January 18, 2023)

10.10
Contribution and Exchange Agreement, dated January 31, 2023, by and among TXO Partners, L.P., MorningStar Oil & Gas, LLC, MorningStar Partners II, L.P. and the Limited Partners party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 31, 2023)

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 31, 2023)

10.12
Registration Rights Agreement, dated as of August 30, 2024, among TXO Partners, L.P., EMEP Acquisitions, LLC, and VR4-ELM, LP (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 30, 2024)

19.1*	Insider Trading Policies and Procedures

21.1*	List of Subsidiaries of TXO Partners, L.P.

23.1*	Consent of Cawley, Gillespie & Associates

23.2*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97.0	TXO Partners, L.P. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.0 to Annual Report on Form 10-K filed on March 5, 2024)

99.1*	Report of Cawley, Gillespie & Associates of reserves as of December 31, 2024

_________________________________
*    Filed herewith.
**    Furnished herewith.
#    The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
^    Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Worth, State of Texas, on March 4, 2025.

TXO Partners, L.P.

By: TXO Partners GP, LLC, its general partner

By:	/s/ Bob R. Simpson
Name: Bob R. Simpson Title: Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons in the capacities and the dates indicated.

Name	Title	Date

Chief Executive Officer and Director (principal executive officer)
/s/ Bob R. Simpson
Bob R. Simpson		March 4, 2025
President of Business Operations, Chief Financial Officer and Director (principal financial officer)

/s/ Brent W. Clum
Brent W. Clum		March 4, 2025
Chief Accounting Officer (principal accounting officer)
/s/ Scott T. Agosta
Scott T. Agosta		March 4, 2025

/s/ Phillip R. Kevil	Director
Phillip R. Kevil		March 4, 2025

/s/ Keith A. Hutton	Director
Keith A. Hutton		March 4, 2025

/s/ Rick J. Settle	Director
Rick J. Settle		March 4, 2025

/s/ J. Luther King, Jr.	Director
J. Luther King, Jr.		March 4, 2025

/s/ William H. Adams III	Director
William H. Adams III		March 4, 2025