Form 10-Q
period 2025-06-30
TXO Partners, L.P.
filed 2025-08-05
CIK 1559432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-04321
TXO Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	32-0368858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 West 7th Street, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)
(817) 334-7800
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	TXO	New York Stock Exchange
Common Units	TXO	NYSE Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 54,784,292 common units as of August 5, 2025.

i

Part I - Financial Information
Item 1. Financial Statements

TXO PARTNERS, L.P. Consolidated Balance Sheets
(in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,953	$7,305
Accounts receivable, net	36,991	39,689
Derivative fair value	12,171	6,412
Other	13,641	11,041
Total Current Assets	70,756	64,447
Property and Equipment, at cost – successful efforts method:
Proved properties	1,962,301	1,912,624
Unproved properties	18,761	18,706
Other	85,705	85,425
Total Property and Equipment	2,066,767	2,016,755
Accumulated depreciation, depletion and amortization	(1,108,411)	(1,065,364)
Net Property and Equipment	958,356	951,391
Other Assets:
Note receivable from related party	7,131	7,131
Derivative fair value	4,982	2,065
Other	5,455	5,807
Total Other Assets	17,568	15,003
TOTAL ASSETS	$1,046,680	$1,030,841
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$18,779	$18,217
Accrued liabilities	33,621	38,927
Derivative fair value	15,518	5,846
Asset retirement obligation, current portion	3,000	2,000
Other current liabilities	1,795	1,347
Total Current Liabilities	72,713	66,337

Long-term Debt	19,100	157,100
Other Liabilities:
Asset retirement obligation	193,553	188,904
Derivative fair value	7,184	8,022
Other liabilities	1,106	1,062
Total Other Liabilities	201,843	197,988
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	753,024	609,416
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,046,680	$1,030,841
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Oil and condensate	$59,054	$42,799	$124,049	$80,833
Natural gas liquids	7,892	6,670	16,454	13,172
Natural gas	22,933	7,839	33,701	30,742
Total Revenues	89,879	57,308	174,204	124,747
EXPENSES
Production	43,334	36,439	85,605	69,522
Exploration	60	71	133	194
Taxes, transportation and other	15,234	13,201	33,115	28,774
Depreciation, depletion and amortization	21,684	10,332	43,113	20,849
Accretion of discount in asset retirement obligation	3,828	2,781	7,641	5,565
General and administrative	9,454	4,591	11,895	7,245
Total Expenses	93,594	67,415	181,502	132,149
OPERATING (LOSS) INCOME	(3,715)	(10,107)	(7,298)	(7,402)
OTHER INCOME (EXPENSE)
Other income	5,851	13,842	15,368	22,255
Interest income	300	122	403	247
Interest expense	(2,571)	(1,049)	(6,192)	(2,025)
Total Other Income	3,580	12,915	9,579	20,477
NET INCOME (LOSS)	$(135)	$2,808	$2,281	$13,075

NET INCOME PER COMMON UNIT
Basic	$0.00	$0.09	$0.05	$0.42
Diluted	$0.00	$0.09	$0.05	$0.41

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	48,220	31,153	44,671	30,976
Diluted	48,220	31,708	45,549	31,567
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$2,281	$13,075
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of assets acquired and liabilities assumed:
Depreciation, depletion and amortization	43,113	20,849
Accretion of discount in asset retirement obligation	7,641	5,565
Derivative fair value (gain) loss	(5,348)	726
Net cash received from (paid to) derivative counterparties	5,504	2,272
Non-cash incentive compensation	9,367	2,973
Other non-cash items	511	483
Changes in operating assets and liabilities (a)	(5,605)	2,139
Cash Provided by Operating Activities	57,464	48,082
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	5
Proved property acquisitions	(34,205)	(29,400)
Development costs	(14,956)	(8,198)
Unproved property acquisitions	(55)	(169)
Other property and asset additions	(350)	(720)
Cash Used by Investing Activities	(49,566)	(38,482)
FINANCING ACTIVITIES
Proceeds from long-term debt	88,500	61,000
Payments on long-term debt	(226,500)	(82,000)
Net proceeds from public offering	189,502	122,500
Proceeds from sale of units to cover withholding taxes	1,215	930
Withholding taxes paid on vesting of restricted units	(2,358)	(851)
Debt issuance costs	(3)	(48)
Distributions	(57,606)	(39,637)
Cash (Used by) Provided by Financing Activities	(7,250)	61,894
INCREASE IN CASH AND CASH EQUIVALENTS	$648	$71,494
Cash and Cash Equivalents, beginning of period	7,305	4,505
Cash and Cash Equivalents, end of period	$7,953	$75,999

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$3,896	$3,628
Other current assets	(2,151)	(124)
Current liabilities	(5,251)	(805)
Other operating liabilities	(2,099)	(560)
	$(5,605)	$2,139
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Partners’ Capital (Unaudited)
(in thousands)

	Common Units
	Units	$
Balances, March 31, 2025	41,167	$588,733
Net loss	—	(135)
Net proceeds from sale of units	13,417	189,502
Proceeds from sale of units to cover withholding taxes	200	1,207
Withholding taxes paid on vesting of restricted units	—	(1,207)
Expensing of unit awards	—	7,236
Distributions to unitholders	—	(32,312)
Balances, June 30, 2025	54,784	$753,024

	Units	$
Balances, March 31, 2024	30,938	$465,731
Net income	—	2,808
Net proceeds from sale of units	6,500	122,500
Proceeds from sale of units to cover withholding taxes	—	103
Expensing of unit awards	—	1,832
Distributions to unitholders	—	(20,186)
Balances, June 30, 2024	37,438	$572,788

	Units	$
Balances, December 31, 2024	40,913	$609,416
Net income	—	2,281
Net proceeds from sale of units	13,417	189,502
Proceeds from sale of units to cover withholding taxes	454	2,422
Withholding taxes paid on vesting of restricted units	—	(2,358)
Expensing of unit awards	—	9,367
Distributions to unitholders	$—	$(57,606)
Balances, June 30, 2025	54,784	$753,024

	Units	$
Balances, December 31, 2023	30,750	$473,798
Net income	—	13,075
Net proceeds from sale of units	6,500	122,500
Proceeds from sale of units to cover withholding taxes	188	930
Withholding taxes paid on vesting of restricted units	—	(851)
Expensing of unit awards	—	2,973
Distributions to unitholders	—	(39,637)
Balances, June 30, 2024	37,438	$572,788

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
2.Basis of Presentation and Significant Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and on the same basis as our audited financial statements as of December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated balance sheet as of June 30, 2025 and the consolidated statements of operations and cash flows for the periods presented herein are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of results for the periods shown. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements referred to above. The results and trends in these interim financial statements may not be indicative of results for the full year.
Significant Accounting Policies
For a complete description of TXO Partners’ significant accounting policies, see our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
3.Acquisitions

In May 2025, we entered into a purchase and sale agreement to purchase certain oil and gas assets from White Rock Energy, LLC, which are located in the Elm Coulee field in Montana and North Dakota for cash consideration of $338.6 million (the “WRE Acquisition”), including a deferred payment of $70.0 million which is due on July 31, 2026. In connection with entering into the purchase agreement, we paid a deposit of $34.8 million. The WRE Acquisition closed July 31, 2025, subject to customary purchase price adjustments. Our preliminary purchase price allocation included $349.8 million to proved properties, $3.0 million to other properties, $1.7 million to other current assets, $6.7 million to other current liabilities and $9.2 million to asset retirement obligation. The WRE Acquisition was funded by a combination of cash on hand from the Offering (Note 12) and borrowings under our Credit Facility (Note 5).

In August 2024, we completed the acquisition of producing properties from Eagle Mountain Energy Partners and VR 4-ELM, LP, located in the Elm Coulee field in Montana and the Russian Creek field in North Dakota, which are part of the Greater Williston Basin, for cash consideration of $244.2 million and 2.5 million common units of TXO valued at $50.0 million (the “EMEP Acquisition”). Our purchase price allocation included $314.8 million to proved properties, $0.6 million to other properties, $0.3 million to other current assets, $1.0 million to other assets, $5.7 million to other current liabilities and $16.8 million to asset retirement obligation. The cash portion of the acquisition was funded by a combination of cash on hand from the public offering and borrowings under our Credit Facility (Note 5).

Additionally, in August 2024, we completed the acquisition of producing properties from Kaiser-Francis Oil
Company in the Russian Creek field in North Dakota for cash consideration of $17.0 million (the “KFOC Acquisition”). Our purchase price allocation included $19.1 million to proved properties, $0.5 million to current liabilities and $1.6 million to asset retirement obligation. The acquisition was funded by cash on hand from the public offering.

In the statements of operations, we recorded $24.2 million of revenues and net income of $6.2 million for the three months ended June 30, 2025, and $53.0 million of revenues and net income of $15.2 million for the six months ended June 30, 2025 from the EMEP and KFOC acquisitions.

Pro forma financial information (Unaudited)

The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three months and six months ended June 30, 2024, assuming the EMEP Acquisition and KFOC Acquisition had been completed as of January 1, 2024. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been. Future results may vary significantly from the results reflected because of various factors. No pro forma information is included for the WRE Acquisition since the final accounting records were not yet available.

(in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

Total revenue	$79,998	$163,151
Net income	$6,767	$14,540
4.Related Party Transactions
We earned management fees from Cross Timbers Energy of $1.3 million for the three months ended June 30, 2025 and $1.3 million for the three months ended June 30, 2024. We earned management fees from Cross Timbers Energy of $2.5 million for the six months ended June 30, 2025 and $2.4 million for the six months ended June 30, 2024.
5.Debt

(in thousands)	June 30, 2025	December 31, 2024
Credit Facility, 7.5% at June 30, 2025 and 8.3% at December 31, 2024	$12,000	$150,000
September 2016 Loan, 7.7% at June 30, 2025 and 8.0% at December 31, 2024	$7,100	$7,100
Total Long-term Debt	$19,100	$157,100
November 2021 Credit Facility

On July 31, 2025, we entered into Amendment No. 5 and Borrowing Base Agreement (“Amendment No. 5”) on our senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 5 increased the borrowing base from $275 million to $410 million, extended the maturity date to August 30, 2029 and joined certain new Lenders to the Credit Facility. Previously, on August 30, 2024, we entered into Amendment No. 4 and Borrowing Base Agreement (“Amendment No. 4”) which extended the maturity date of the Credit Facility to August 30, 2028, increased the borrowing base from $165 million to $275 million and joined certain new Lenders to the Credit

Facility. In connection with the Credit Facility, we incurred financing fees and expenses, which are included in other assets on the balance sheets, of approximately $6.2 million as of June 30, 2025 and $6.2 million as of December 31, 2024 before accumulated amortization of $3.0 million as of June 30, 2025 and $2.5 million as of December 31, 2024. We incurred $2.4 million of financing fees and expenses in conjunction with Amendment No. 5. These costs are being amortized over the life of the Credit Facility. Such amortized expenses are recorded as interest expense on the statements of operations.
On July 31, 2025, the funds needed to close the WRE Acquisition, which totaled $233.8 million, were borrowings under our Credit Facility (See Note 3).
Redetermination of the borrowing base under the credit facility, is based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in March and September, as well as upon requested interim redeterminations, by the lenders at their sole discretion. We also have the right to request additional borrowing base redeterminations each year at our discretion. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in the joint venture, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by the joint venture and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the Credit Facility, but shall exclude the fair value of derivative instruments, and current liabilities shall exclude the fair value of derivative instruments and any advances under the Credit Facility and (ii) a ratio of total indebtedness to EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility, we were in compliance with all of our debt covenants as of June 30, 2025 and December 31, 2024. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
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

6.Note Receivable from Related Party
As of June 30, 2025 and December 31, 2024, we, through our 5% ownership interest in investment assets at Cross Timbers Energy, had a note receivable totaling $7.1 million outstanding with a highly-rated, offshore subsidiary of Exxon Mobil Corporation. Under the terms of the agreement, there is no stated maturity date and Cross Timbers Energy may demand repayment of all or any portion of the outstanding balance on two business days’ notice. Interest is earned based on the one-month SOFR rate and is paid monthly. Interest income totaled $0.2 million in the first six months of 2025 and $0.2 million in the first six months of 2024.
The note receivable is treated as a non-current asset, since Cross Timbers Energy does not have any intention of demanding repayment of all or any portion of the outstanding balance at this time. Repayment would require the approval of the Cross Timbers Energy MMC.
7.Asset Retirement Obligation
Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of changes in TXO Partners’ asset retirement obligation activity for the six months ended June 30, 2025:

(in thousands)
Asset retirement obligation, January 1	$190,904
Liability settled upon plugging and abandoning wells	(1,992)
Accretion of discount expense	7,641
Asset retirement obligation, June 30	196,553
Less current portion	(3,000)
Asset retirement obligation, long term	$193,553
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

Fair Value of Financial Instruments
Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at June 30, 2025 and December 31, 2024. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,131	$7,131	$7,131	$7,131
Long-term debt	$(19,100)	$(19,100)	$(157,100)	$(157,100)
Derivative asset	$17,153	$17,153	$8,477	$8,477
Derivative liability	$(22,702)	$(22,702)	$(13,868)	$(13,868)
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
The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	June 30, 2025		December 31, 2024
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note receivable from related party	$7,131	$—	$7,131	$—
Long-term debt	$(19,100)	$—	$(157,100)	$—
Derivative asset	$17,153	$—	$8,477	$—
Derivative liability	$(22,702)	$—	$(13,868)	$—
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
The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$13,027	$2,730	$(3,957)	$(52)
Natural gas liquids futures	$—	$—	$(1)	$—
Natural gas futures, collars and basis swaps	$4,126	$5,747	$(18,744)	$(13,816)
Total	$17,153	$8,477	$(22,702)	$(13,868)
Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated income statements, comprises the following realized and unrealized components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net cash received from counterparties	$(7,400)	$(2,668)	$(5,504)	$(2,272)
Non-cash change in derivative fair value	$(7,435)	$2,340	$156	$2,998
Derivative fair value (gain) loss	$(14,835)	$(328)	$(5,348)	$726
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
We periodically enter futures contracts, energy swaps, swaptions and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We also enter costless price collars, which set a ceiling and floor price to hedge our exposure to price fluctuations on commodity prices. When actual commodity prices exceed the ceiling price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the floor price, we receive this difference from the counterparty. If the actual commodity price falls in between the ceiling and floor price, there is no cash settlement.
Crude Oil
We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 9.

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
July 2025	9,000	$65.11
August 2025—December 2025	10,000	$64.63
January 2026—June 2026	7,000	$64.81
July 2026—September 2026	5,000	$64.53
October 2026—December 2026	3,375	$60.96
January 2027—December 2027	3,000	$62.01
Net settlements on oil futures and sell basis swap contracts increased oil revenues by $2.0 million in the three months ended June 30, 2025 and decreased oil revenues by $3.1 million in the three months ended June 30, 2024. Net settlements on oil futures and sell basis swap contracts increased oil revenues by $2.1 million in the six months ended June 30, 2025 and decreased oil revenues by $5.6 million in the six months ended June 30, 2024. An unrealized gain increased oil revenues by $3.3 million in the three months ended June 30, 2025 and $3.4 million in three months ended June 30, 2024. An unrealized gain increased oil revenues by $6.4 million in the six months ended June 30, 2025 and $3.2 million in six months ended June 30, 2024.
Natural Gas Liquids
We have entered into natural gas liquids futures contracts and swap agreements for ethane that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 9.

Production Period	Gallons per Day	Weighted Average NGL OPIS Price per Gallon
Ethane
January 2027—March 2027	14,700	$0.29
Net settlements on NGL futures contracts had no impact on NGL revenues in the three months ended June 30, 2025 and increased NGL revenues by $0.2 million in the three months ended June 30, 2024. Net settlements on NGL futures contracts had no impact on NGL revenues in the six months ended June 30, 2025 and increased NGL revenues by $0.5 million in the six months ended June 30, 2024. An unrealized gain increased NGL revenues by $12 thousand in the three months ended June 30, 2025 and an unrealized loss decreased NGL revenues by $0.3 million in the three months ended June 30, 2024. An unrealized loss decreased NGL revenues by $1 thousand in the six months ended June 30, 2025 and by $0.5 million in the six months ended June 30, 2024.

Natural Gas
We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 9.

Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
July 2025—March 2026	50,000	$3.21
April 2026—September 2026	35,000	$3.25
October 2026—December 2026	42,500	$3.90
January 2027—March 2027	42,500	$4.36
April 2027—December 2027	32,500	$3.76
The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered into sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
July 2025—December 2025	50,000	$(0.01)
_________________________________
(a)Reductions to NYMEX gas price for delivery location
Net settlements on gas futures and sell basis swap contracts increased gas revenues by $5.4 million in the three months ended June 30, 2025 and $5.6 million in the three months ended June 30, 2024. Net settlements on gas futures and sell basis swap contracts increased gas revenues by $3.4 million in the six months ended June 30, 2025 and $7.4 million in the six months ended June 30, 2024. An unrealized gain to record the fair value of derivative contracts increased gas revenues by $4.1 million in the three months ended June 30, 2025 and an unrealized loss decreased gas revenues by $5.5 million in the three months ended June 30, 2024. An unrealized loss to record the fair value of derivative contracts decreased gas revenues by $6.5 million in the six months ended June 30, 2025 and $5.7 million in the six months ended June 30, 2024.

11. Earnings per Unit

The following represents basic and diluted earnings per Common Unit for the three and six months ended June 30, 2025 and 2024:

(in thousands, except per unit data)	Net income (loss)	Units	Income per Unit
Three Months Ended June 30, 2025
Basic	$(135)	48,220	$0.00
Dilutive effect of phantom units	—	—
Diluted	$(135)	48,220	$0.00

Three Months Ended June 30, 2024
Basic	$2,808	31,153	$0.09
Dilutive effect of phantom units	—	556
Diluted	$2,808	31,708	$0.09

Six Months Ended June 30, 2025
Basic	$2,281	44,671	$0.05
Dilutive effect of phantom units	—	878
Diluted	$2,281	45,549	$0.05

Six Months Ended June 30, 2024
Basic	$13,075	30,976	$0.42
Dilutive effect of phantom units	—	591
Diluted	$13,075	31,567	$0.41

All restricted units, totaling 1.0 million units, were excluded from the calculation of earnings per share for the three months ended June 30, 2025, because the units are anti-dilutive.

12.Partners’ Capital

On August 5, 2025, the board of directors of our general partner declared a cash distribution of $0.45 per common unit for the quarter ended June 30, 2025. The distribution will be paid on August 22, 2025, to unitholders of record on August 15, 2025.

On May 1, 2025, the board of directors of our general partner declared a cash distribution of $0.61 per common unit for the quarter ended March 31, 2025. The distribution was paid on May 23, 2025, to unitholders of record on May 16, 2025.

On May 15, 2025, we completed an underwritten public offering for the sale of 11.7 million common units at a price of $15.00 per common unit resulting in proceeds of approximately $165.6 million net of underwriting discounts, commissions and other costs (the “Offering”). On May 19, 2025, we completed the sale of an additional 1,750,000 common units at a price of $15.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the Offering, resulting in additional proceeds of approximately $23.9 million net of underwriting discounts, commissions and other costs. We used the net proceeds from the Offering to fund a portion of the cash consideration for the WRE Acquisition (Note 3). Prior to the closing of the WRE Acquisition, we used a portion of these proceeds to repay outstanding borrowings under the Credit Facility (Note 5) and to fund the deposit on the WRE Acquisition.

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

	Three Months Ended June 30, 2025
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$53,723	$7,880	$13,441	$75,044
Unrealized gain (loss) on derivatives	3,322	12	4,101	7,435
Realized gain (loss) on derivatives	2,009	—	5,391	7,400
Total revenues	$59,054	$7,892	$22,933	$89,879

	Three Months Ended June 30, 2024
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$42,505	$6,706	$7,769	$56,980
Unrealized gain (loss) on derivatives	3,440	(273)	(5,507)	(2,340)
Realized gain (loss) on derivatives	(3,146)	237	5,577	2,668
Total Revenues	$42,799	$6,670	$7,839	$57,308

	Six Months Ended June 30, 2025
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$115,561	$16,455	$36,840	$168,856
Unrealized gain (loss) on derivatives	6,393	(1)	(6,548)	(156)
Realized gain (loss) on derivatives	$2,095	$—	$3,409	$5,504
Total revenues	$124,049	$16,454	$33,701	$174,204

	Six Months Ended June 30, 2024
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$83,309	$13,176	$28,988	$125,473
Unrealized gain (loss) on derivatives	3,163	(477)	(5,684)	(2,998)
Realized gain (loss) on derivatives	(5,639)	473	7,438	2,272
Total revenues	$80,833	$13,172	$30,742	$124,747
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

We recognized compensation expense related to these and prior grants of $9.4 million for the six months ended June 30, 2025 and $3.0 million for the six months ended June 30, 2024. As of June 30, 2025, we had total deferred compensation expense of $18.6 million. For these non-vested unit awards, we estimate that compensation expense for service periods after June 30, 2025 will be $6.9 million in 2025, $7.5 million in 2026, $3.9 million in 2027 and $0.3 million in 2028. The weighted average remaining vesting period is 1.5 years.
15.Accrued Liabilities
Accrued liabilities consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accrued production expenses	$20,611	$22,818
Accrued capital expenditures	$5,634	$5,401
Accrued bonuses	$2,805	$4,841
Accrued ad valorem taxes	$2,253	$3,056
Accrued severance taxes	$1,995	$2,567
Other accrued liabilities	$323	$244
Total accrued liabilities	$33,621	$38,927
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

Selected financial information related to our one reportable segment is included below:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVENUES
Oil and condensate	$59,054	$42,799	$124,049	$80,833
Natural gas liquids	7,892	6,670	16,454	13,172
Gas	22,933	7,839	33,701	30,742
Total Revenues	89,879	57,308	174,204	124,747
EXPENSES
Production	43,334	36,439	85,605	69,522
Exploration	60	71	133	194
Taxes, transportation and other	15,234	13,201	33,115	28,774
Depreciation, depletion, and amortization	21,684	10,332	43,113	20,849
Accretion of discount in asset retirement obligation	3,828	2,781	7,641	5,565
General and administrative	9,454	4,591	11,895	7,245
Total Expenses	93,594	67,415	181,502	132,149
OPERATING LOSS	(3,715)	(10,107)	(7,298)	(7,402)
OTHER INCOME
Other income	5,851	13,842	15,368	22,255
SEGMENT INCOME FROM OPERATIONS	$2,136	$3,735	$8,070	$14,853

Reconciliation:
Interest income	300	122	403	247
Interest expense	(2,571)	(1,049)	(6,192)	(2,025)
Other Expense	(2,271)	(927)	(5,789)	(1,778)
NET INCOME (LOSS)	$(135)	$2,808	$2,281	$13,075

CASH PROVIDED BY OPERATING ACTIVITIES	$26,854	$22,885	$57,464	$48,082
17. Supplemental Cash Flow Information
Interest payments totaled $5.7 million for the six months ended June 30, 2025 and $1.8 million for the six months ended June 30, 2024. Income tax payments were $0.3 million during the six months ended June 30, 2025 and $1.9 million during the six months ended June 30, 2024.
18. Subsequent Events
We have evaluated subsequent events through the date the financial statements were available to be issued. See Notes 3 and 5.
.

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

•cost inflation;

•changes to U.S. and foreign governmental regulation, taxation and tariffs;

•our ability to integrate the acquired assets and realize the anticipated benefits of the WRE Acquisition, including, among other things, operating efficiencies, revenue synergies and other cost savings;

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

Recent Developments

White Rock Energy, LLC Acquisition
In May 2025, we entered into a purchase and sale agreement to purchase certain oil and gas assets from White Rock Energy, LLC, which are located in the Elm Coulee field in Montana and North Dakota, for cash consideration of $338.6 million, including a deferred payment of $70.0 million which is due on July 31, 2026. In connection with entering into the purchase agreement, we paid a deposit of $34.8 million. The WRE Acquisition closed July 31, 2025 and was funded by a combination of cash on hand from the Offering and borrowings under our Credit Facility.

Revolving Credit Agreement
On July 31, 2025, we entered into Amendment No. 5 to our Credit Facility with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 5 increased the borrowing base from $275 million to $410 million, extended the maturity date to August 30, 2029 and joined certain new Lenders to the Credit Facility.
Market Outlook
The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2024 through June 30, 2025, NYMEX prices for crude oil and natural gas reached a high of $86.91 per Bbl and $4.49 per MMBtu, respectively, and a low of $57.13 per Bbl and $1.58 per MMBtu, respectively. Oil prices increased in the first half of 2024 due to hostilities in the Middle East and higher global consumption. However, increased supply led to lower prices in the second half of 2024 and into 2025. These declines accelerated in April due to the tariff announcement, the increased expectation for a global recession and additional supply. WTI crude oil prices have been volatile reaching a high of $86.91 per Bbl in April 2024 before declining to $67.34 per Bbl as of July 18, 2025. Natural gas prices reached a high of $4.49 per MMbtu in March 2025 before declining to $3.57 per MMbtu as of July 18, 2025.
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

Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, tariffs, the availability and cost of credit and the United States financial markets and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. Rising inflation has been pervasive for the last several years, increasing the cost of salaries, wages, supplies, material, freight, and energy. While we have seen inflation moderate, inflation continues to run higher than the Federal Reserve target, resulting in higher costs. We continue to undertake actions and implement plans to address these pressures and protect the requisite access to commodities and services, however, these mitigation efforts may not succeed or be insufficient. Nevertheless, we expect for the foreseeable future to experience inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs. We do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent these higher costs do not begin to reverse or start to increase again, we may experience a higher cost environment going forward. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.

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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)

Net income (loss)	$(135)	$2,808	$2,281	$13,075
Interest expense	2,571	1,049	6,192	2,025
Interest income	(300)	(122)	(403)	(247)
Depreciation, depletion and amortization	21,684	10,332	43,113	20,849
Accretion of discount in asset retirement obligation	3,828	2,781	7,641	5,565
Exploration expense	60	71	133	194
Non-cash derivative (gain) loss	(7,435)	2,340	156	2,998
Non-cash incentive compensation	7,236	1,832	9,367	2,973
Non-recurring (gain)/loss	$—	$45	$5	$90
Adjusted EBITDAX	$27,509	$21,136	$68,485	$47,522
Cash Interest expense	(2,318)	(852)	(5,686)	(1,632)
Cash Interest income	300	122	403	247
Exploration expense	(60)	(71)	(133)	(194)
Development costs	(6,665)	(5,354)	(14,956)	(8,198)
Cash Available for Distribution	$18,766	$14,981	$48,113	$37,745

Net cash provided by operating activities	$26,854	$22,885	$57,464	$48,082
Changes in operating assets and liabilities	(1,423)	(2,550)	5,605	(2,139)
Development costs	(6,665)	(5,354)	(14,956)	(8,198)
Cash Available for Distribution	$18,766	$14,981	$48,113	$37,745

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024

	(in thousands)
REVENUES
Oil and condensate	$59,054	$42,799
Natural gas liquids	7,892	6,670
Natural gas	22,933	7,839
Total Revenues	89,879	57,308
EXPENSES
Production	43,334	36,439
Exploration	60	71
Taxes, transportation and other	15,234	13,201
Depreciation, depletion and amortization	21,684	10,332
Accretion of discount in asset retirement obligation	3,828	2,781
General and administrative	9,454	4,591
Total Expenses	93,594	67,415
OPERATING (LOSS) INCOME	(3,715)	(10,107)
OTHER INCOME (EXPENSE)
Other income	5,851	13,842
Interest income	300	122
Interest expense	(2,571)	(1,049)
Total Other Income	3,580	12,915
NET INCOME (LOSS)	$(135)	$2,808

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Three Months Ended June 30,
	2025	2024
Sales:
Oil and condensate sales (MBbls)	874	535
Natural gas liquids sales (MBbls)	368	297
Natural gas sales (MMcf)	6,751	6,772
Total (MBoe)	2,367	1,960
Total (MBoe/d)	26	22
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$61.44	$79.49
Oil and condensate (per Bbl) (1)	$67.54	$80.04
Natural gas liquids excluding the effects of derivatives (per Bbl)	$21.41	$22.59
Natural gas liquids (per Bbl) (2)	$21.44	$22.47
Natural gas excluding the effects of derivatives (per Mcf)	$1.99	$1.15
Natural gas (per Mcf) (3)	$3.40	$1.16
Expense per Boe:
Production	$18.30	$18.59
Taxes, transportation and other	$6.43	$6.73
Depreciation, depletion and amortization	$9.16	$5.27
General and administrative expenses	$3.99	$2.34
_________________________________
(1)Oil and condensate prices include both realized gains and losses and unrealized gains from derivatives. Unrealized gains were $3.3 million for the three months ended June 30, 2025 and $3.4 million for the three months ended June 30, 2024. Realized gains were $2.0 million for the three months ended June 30, 2025 and realized losses were $3.1 million for the three months ended June 30, 2024.
(2)Natural gas liquids prices include both realized gains and unrealized gains and losses from derivatives. Unrealized gains were $12 thousand for the three months ended June 30, 2025 and unrealized losses were $0.3 million for the three months ended June 30, 2024. There were no realized gains for the three months ended June 30, 2025 and $0.2 million for the three months ended June 30, 2024.
(3)Natural gas prices include both realized gains and unrealized gains and losses from derivatives. Unrealized gains were $4.1 million for the three months ended June 30, 2025 and unrealized losses were $5.5 million for the three months ended June 30, 2024. Realized gains were $5.4 million for the three months ended June 30, 2025 and $5.6 million for the three months ended June 30, 2024.
Revenues
Revenues increased $32.6 million, or 57%, from $57.3 million for the three months ended June 30, 2024 to $89.9 million for the three months ended June 30, 2025. Revenue increased $22.4 million due to an increase in production of 407 MBoe primarily as a result of the acquisition of producing assets in the Williston Basin being offset by natural declines in San Juan Basin and Permian Basin. Additionally, a 73% increase in the average selling price of natural gas, excluding the effects of derivatives, resulted in an increase in revenue of $5.7 million. Finally, we recognized net gains on our hedging activity of $14.5 million, of which $9.8 million were unrealized gains and $4.7 million were realized gains. These increases were partially offset by a decrease in the average selling price, excluding the effects of derivatives, on oil of 23% which resulted in a decrease in revenue of $9.7 million and on NGLs of 5% which resulted in a decrease in revenue of $0.3 million.
Production expenses
Production expenses increased $6.9 million, or 19%, from $36.4 million for the three months ended June 30, 2024 to $43.3 million for the three months ended June 30, 2025. Of this increase, $7.1 million is attributable to production from the Williston Basin acquisitions.

On a per unit basis, production expenses decreased from $18.59 per Boe sold for the three months ended June 30, 2024 to $18.30 per Boe sold for the three months ended June 30, 2025. The decrease is primarily related to an increase in production of 407 MBoe partially offset by increased costs attributable to production from the Williston Basin acquisitions.
Taxes, transportation, and other
Taxes, transportation, and other increased $2.0 million, or 15%, from $13.2 million for the three months ended June 30, 2024 to $15.2 million for the three months ended June 30, 2025. The increase is primarily attributable to the increase in production and higher natural gas prices partially offset by decreased oil and NGL prices.
On a per unit basis, taxes, transportation, and other decreased from $6.73 per Boe sold for the three months ended June 30, 2024 to $6.43 per Boe sold for the three months ended June 30, 2025. The decrease is primarily attributable to a change in production mix.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization (“DD&A”) increased $11.4 million, or 110%, from $10.3 million for the three months ended June 30, 2024 to $21.7 million for the three months ended June 30, 2025. The increase is primarily attributable to the DD&A from increased production associated with the Williston Basin acquisitions of $9.8 million which has a higher rate than the historical properties, and a higher rate on our historical properties partially offset by decreased production.
On a per unit basis, depreciation, depletion, and amortization increased from $5.27 per Boe sold for the three months ended June 30, 2024 to $9.16 per Boe sold for the three months ended June 30, 2025. The increase is primarily related to the production associated with the Williston Basin acquisitions, which has a higher rate than the historical properties.
General and administrative
General and administrative (“G&A”) expenses increased $4.9 million, or 106%, from $4.6 million for the three months ended June 30, 2024 to $9.5 million for the three months ended June 30, 2025. The increase is primarily attributable to higher personnel costs of $4.0 million primarily due to amortization of unit awards and increased acquisition expenses.
On a per unit basis, G&A expense increased from $2.34 per Boe sold for the three months ended June 30, 2024 to $3.99 per Boe sold for the three months ended June 30, 2025. The increase is primarily related to increased costs partially offset by increased production.
Other income
Other income decreased $8.0 million, or 58%, from $13.8 million for the three months ended June 30, 2024 to $5.9 million for the three months ended June 30, 2025. The decrease is primarily attributable to the absence of $5.7 million in bonus payments on term assignment of leases and lower CO2 and plant income of $2.4 million. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.
Interest expense
Interest expense increased $1.5 million, or 145%, from $1.0 million for the three months ended June 30, 2024 to $2.6 million for the three months ended June 30, 2025. The increase is primarily attributable to increased borrowings partially offset by a lower interest rate.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024

	(in thousands)
REVENUES
Oil and condensate	$124,049	$80,833
Natural gas liquids	16,454	13,172
Natural gas	33,701	30,742
Total Revenues	174,204	124,747
EXPENSES
Production	85,605	69,522
Exploration	133	194
Taxes, transportation and other	33,115	28,774
Depreciation, depletion and amortization	43,113	20,849
Accretion of discount in asset retirement obligation	7,641	5,565
General and administrative	11,895	7,245
Total Expenses	181,502	132,149
OPERATING (LOSS) INCOME	(7,298)	(7,402)
OTHER INCOME (EXPENSE)
Other income	15,368	22,255
Interest income	403	247
Interest expense	(6,192)	(2,025)
Total Other Income	9,579	20,477
NET INCOME (LOSS)	$2,281	$13,075

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Sales:
Oil and condensate sales (MBbls)	1,776	1,076
Natural gas liquids sales (MBbls)	663	580
Natural gas sales (MMcf)	13,542	14,106
Total (MBoe)	4,696	4,007
Total (MBoe/d)	26	22
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$65.07	$77.44
Oil and condensate (per Bbl) (1)	$69.84	$75.14
Natural gas liquids excluding the effects of derivatives (per Bbl)	$24.81	$22.71
Natural gas liquids (per Bbl) (2)	$24.81	$22.70
Natural gas excluding the effects of derivatives (per Mcf)	$2.72	$2.06
Natural gas (per Mcf) (3)	$2.49	$2.18
Expense per Boe:
Production	$18.23	$17.35
Taxes, transportation and other	$7.05	$7.18
Depreciation, depletion and amortization	$9.18	$5.20
General and administrative expenses	$2.53	$1.81
_________________________________
(1)Oil and condensate prices include both realized gains and losses and unrealized gains from derivatives. Unrealized gains were $6.4 million for the six months ended June 30, 2025 and $3.2 million for the six months ended June 30, 2024. Realized gains were $2.1 million for the six months ended June 30, 2025 and realized losses were $5.6 million for the six months ended June 30, 2024.
(2)Natural gas liquids prices include both realized gains and unrealized losses from derivatives. Unrealized losses were $1 thousand for the six months ended June 30, 2025 and unrealized losses were $0.5 million for the six months ended June 30, 2024. There were no realized gains for the six months ended June 30, 2025 and $0.5 million for the six months ended June 30, 2024.
(3)Natural gas prices include both realized gains and unrealized losses from derivatives. Unrealized losses were $6.5 million for the six months ended June 30, 2025 and $5.7 million for the six months ended June 30, 2024. Realized gains were $3.4 million for the six months ended June 30, 2025 and $7.4 million for the six months ended June 30, 2024.
Revenues
Revenues increased $49.5 million, or 40%, from $124.7 million for the six months ended June 30, 2024 to $174.2 million for the six months ended June 30, 2025. The increase was primarily attributable to a 689 MBoe increase in production which resulted in a $46.1 million increase in revenue primarily as a result of the acquisition of producing assets in the Williston Basin being offset by natural declines in San Juan Basin and Permian Basin. Additionally, a 32% increase in the average selling price of natural gas, excluding the effects of derivatives, resulted in an increase in revenue of $9.4 million and on NGLs of 9% resulted in an increase in revenue of $1.2 million. Finally, we recognized net gains on our hedging activity of $6.1 million, of which $2.8 million were unrealized gains and $3.2 million were realized gains. These increases were partially offset by a decrease in the average selling price, excluding the effects of derivatives, on oil of 16% which resulted in a decrease in revenue of $13.3 million.
Production expenses
Production expenses increased $16.1 million, or 23%, from $69.5 million for the six months ended June 30, 2024 to $85.6 million for the six months ended June 30, 2025. Of this increase, $15.5 million is attributable to production from the Williston Basin acquisitions.
On a per unit basis, production expenses increased from $17.35 per Boe sold for the six months ended June 30, 2024 to $18.23 per Boe sold for the six months ended June 30, 2025. The increase is primarily related to the increased costs per Boe from our historical properties as decreased production and increased maintenance, labor and chemical costs in these properties resulted in higher costs per Boe.

Taxes, transportation, and other
Taxes, transportation, and other increased $4.3 million, or 15%, from $28.8 million for the six months ended June 30, 2024 to $33.1 million for the six months ended June 30, 2025. The increase is primarily attributable to the increase in production and natural gas and NGLs prices partially offset by decreased oil prices.
On a per unit basis, taxes, transportation, and other decreased from $7.18 per Boe sold for the six months ended June 30, 2024 to $7.05 per Boe sold for the six months ended June 30, 2025. The decrease is primarily attributable to a change in production mix.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased $22.3 million, or 107%, from $20.8 million for the six months ended June 30, 2024 to $43.1 million for the six months ended June 30, 2025. The increase is attributable to the DD&A from increased production associated with the Williston Basin acquisitions of $19.8 million which has a higher rate than the historical properties, and a higher rate on our historical properties partially offset by decreased production.
On a per unit basis, depreciation, depletion, and amortization increased from $5.20 per Boe sold for the six months ended June 30, 2024 to $9.18 per Boe sold for the six months ended June 30, 2025. The increase is primarily related to the production associated with the Williston Basin acquisitions, which has a higher rate than the historical properties.
General and administrative
General and administrative (“G&A”) expenses increased $4.7 million, or 64%, from $7.2 million for the six months ended June 30, 2024 to $11.9 million for the six months ended June 30, 2025. The increase is primarily attributable to higher personnel costs of $3.2 million due primarily to amortization of unit awards, additional expenses related to being a public company and increased acquisition expenses.
On a per unit basis, G&A expense increased from $1.81 per Boe sold for the six months ended June 30, 2024 to $2.53 per Boe sold for the six months ended June 30, 2025. The increase is primarily related to increased costs partially offset by increased production.
Other income
Other income decreased $6.9 million, or 31%, from $22.3 million for the six months ended June 30, 2024 to $15.4 million for the six months ended June 30, 2025. The decrease is primarily attributable to the absence of $4.0 million in bonus payments on term assignment of leases and lower CO2 and plant income of $2.7 million. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.
Interest expense
Interest expense increased $4.2 million, or 206%, from $2.0 million for the six months ended June 30, 2024 to $6.2 million for the six months ended June 30, 2025. The increase is primarily attributable to the increased borrowings partially offset by a lower interest rate.
Liquidity and Capital Resources
Our primary sources of liquidity and capital will be cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $12.0 million at June 30, 2025 and $150.0 million at December 31, 2024, and the remaining availability under our Credit Facility was $263.0 million at June 30, 2025 and $125.0 million at December 31, 2024. Additionally, we had positive net working capital (including cash and excluding the effects of derivative instruments) of $1.4 million at June 30, 2025 and negative net working capital of $2.5 million at December 31, 2024.
On May 15, 2025, we completed the Offering, which resulted in proceeds of approximately $165.6 million net of underwriting discounts, commissions and other costs. On May 19, 2025, we completed the sale of an additional 1,750,000 common units at a price of $15.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the Offering, resulting in additional proceeds of approximately $23.9 million net of underwriting discounts, commissions and other costs. We used the net proceeds from the Offering to fund a portion of the cash consideration for the WRE Acquisition. Prior to the closing of the WRE Acquisition, we used a portion of these proceeds to repay outstanding borrowings under the Credit Facility and to fund the deposit on the WRE Acquisition.
All of the funds, or $233.8 million, to close the WRE Acquisition were borrowings under our Credit Facility, which is expected to increase our net-debt-to-EBITDAX ratio to between 1.0 times and 1.5 times.
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. Our second quarter distribution of $0.45 per unit with respect to cash available for distribution for the three months ended June 30, 2025, was declared on August 5, 2025 and will be paid on August 22, 2025 to unitholders of record on August 15, 2025.
Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions were $49.6 million for the six months ended June 30, 2025 and $38.5 million for the six months ended June 30, 2024.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”
We incurred costs of approximately $15.2 million for drilling, completion and recompletion activities and facilities costs in the six months ended June 30, 2025 and we have budgeted approximately $65.0 million for such costs in 2025.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$57,464	$48,082
Net cash used by investing activities	(49,566)	(38,482)
Net cash provided by (used by) financing activities	(7,250)	61,894

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net cash provided by operating activities
Net cash provided by operating activities increased $9.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to improved operating results, excluding the effects of derivatives, primarily due to increased revenues.
Net cash used by investing activities
Net cash used by investing activities increased $11.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to increased development costs of $6.8 million and an increase in proved property acquisitions of $4.8 million partially offset by a decrease in other asset additions of $0.4 million.
Net cash used by financing activities

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Proceeds from long-term debt	$88,500	$61,000
Payments on long-term debt	(226,500)	(82,000)
Net proceeds from public offering	189,502	122,500
Proceeds from sale of units to cover withholding taxes	1,215	930
Withholding taxes paid on vesting of restricted units	(2,358)	(851)
Debt issuance costs	(3)	(48)
Distributions	(57,606)	(39,637)
Net cash provided by (used in) financing activities	$(7,250)	$61,894
Net cash provided by (used in) financing activities decreased $69.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in net repayments under our Credit Facility of $117.0 million and increased distributions to unitholders of $18.0 million partially offset by increased net proceeds from public offering of $67.0 million.
Revolving credit agreement
On July 31, 2025, we entered into Amendment No. 5 to our Credit Facility with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 5 increased the borrowing base from $275 million to $410 million, extended the maturity date to August 30, 2029 and joined certain new Lenders to the Credit Facility.
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
At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). The weighted average interest rate on Credit Facility borrowings was 8.0% in the six months ended June 30, 2025.
We are required to maintain (i) a current ratio (the ratio of current assets to current liabilities) greater than 1.0 to 1.0, which for purposes of this definition includes availability under the Credit Facility but excludes the fair value of derivative instruments, and (ii) a ratio of total net debt-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-

to-EBITDAX ratio, total net debt is total debt for borrowed money (including capital leases and purchase money debt) minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means the sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Under the terms of the Credit Facility, we were in compliance with all of our debt covenants as of June 30, 2025. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
We had $12 million debt outstanding and $263 million available under our Credit Facility as of June 30, 2025.
Contractual obligations and commitments
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Derivative contracts
We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of June 30, 2025, the current liability related to such contracts was $15.5 million and the long-term liability related to such contracts was $7.2 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas. For further information on derivative contracts, see Note 10 in the financial statements included elsewhere in this Quarterly Report.
Asset Retirement Obligation
At June 30, 2025, we had asset retirement obligations of $196.6 million inclusive of a current portion of $3.0 million. For further information on asset retirement obligations, see Note 7 in the financial statements included elsewhere in this Quarterly Report.

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
As of June 30, 2025, the fair market value of our oil, NGL and natural gas derivative contracts was a net liability of $5.5 million. Based upon our open commodity derivative positions at June 30, 2025, a hypothetical 10% change in the NYMEX WTI and Henry Hub prices, OPIS prices and basis prices would change our net oil, NGL and natural gas derivative liability by approximately $41.7 million.

(in thousands)	Fair Value at June 30, 2025	Hypothetical Price Increase or Decrease of 10% Price Change
Derivative asset (liability) – Crude Oil	$9,070	$27,159
Derivative asset (liability) – Natural Gas Liquids	$(1)	$38
Derivative asset (liability) – Natural Gas	$(14,618)	$14,483
Net cash used in financing activities	$(5,549)	$41,680
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
At June 30, 2025, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.
Interest rate risk
At June 30, 2025, we had $12.0 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $0.1 million per year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officers and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Based on this evaluation, our Principal Executive Officers and Principal Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, to allow timely decisions regarding its required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Principal Executive Officers and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the fiscal quarter ended June 30, 2025, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated as of May 13, 2025, among Morningstar Operating LLC, North Hudson Resource Partners, LP and White Rock Energy, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed May 13, 2025)

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

10.1*
Amendment No. 5 and Borrowing Base Agreement, dated July 31, 2025, among TXO Partners, L.P., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 5, 2025)

31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

31.2*	Certification of Co-Chief Financial Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Co-Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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