Form 10-Q
period 2025-09-30
TXO Partners, L.P.
filed 2025-11-04
CIK 1559432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 54,784,292 common units as of November 4, 2025.

i

Part I - Financial Information
Item 1. Financial Statements

TXO PARTNERS, L.P. Consolidated Balance Sheets
(in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,308	$7,305
Accounts receivable, net	45,602	39,689
Derivative fair value	11,095	6,412
Other	14,916	11,041
Total Current Assets	76,921	64,447
Property and Equipment, at cost – successful efforts method:
Proved properties	2,308,971	1,912,624
Unproved properties	18,772	18,706
Other	88,894	85,425
Total Property and Equipment	2,416,637	2,016,755
Accumulated depreciation, depletion and amortization	(1,132,108)	(1,065,364)
Net Property and Equipment	1,284,529	951,391
Other Assets:
Note receivable from related party	7,131	7,131
Derivative fair value	1,203	2,065
Other	6,374	5,807
Total Other Assets	14,708	15,003
TOTAL ASSETS	$1,376,158	$1,030,841
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$29,664	$18,217
Deferred payment	70,000	—
Accrued liabilities	47,177	38,927
Derivative fair value	8,481	5,846
Asset retirement obligation, current portion	3,500	2,000
Other current liabilities	1,795	1,347
Total Current Liabilities	160,617	66,337

Long-term Debt	271,100	157,100
Other Liabilities:
Asset retirement obligation	205,426	188,904
Derivative fair value	2,115	8,022
Other liabilities	680	1,062
Total Other Liabilities	208,221	197,988
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	736,220	609,416
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,376,158	$1,030,841
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Oil and condensate	$66,330	$56,111	$190,379	$136,944
Natural gas liquids	7,504	7,195	23,958	20,367
Natural gas	27,042	5,425	60,743	36,167
Total Revenues	100,876	68,731	275,080	193,478
EXPENSES
Production	47,864	39,437	133,469	108,959
Exploration	91	20	224	214
Taxes, transportation and other	16,648	14,466	49,763	43,240
Depreciation, depletion and amortization	23,697	13,573	66,810	34,422
Accretion of discount in asset retirement obligation	3,982	2,926	11,623	8,491
General and administrative	4,834	3,275	16,729	10,520
Total Expenses	97,116	73,697	278,618	205,846
OPERATING (LOSS) INCOME	3,760	(4,966)	(3,538)	(12,368)
OTHER INCOME (EXPENSE)
Other income	4,984	6,329	20,352	28,584
Interest income	113	700	516	947
Interest expense	(4,505)	(1,860)	(10,697)	(3,885)
Total Other Income	592	5,169	10,171	25,646
NET INCOME	$4,352	$203	$6,633	$13,278

NET INCOME PER COMMON UNIT
Basic	$0.08	$0.01	$0.14	$0.39
Diluted	$0.08	$0.01	$0.14	$0.39

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	54,784	39,272	48,079	33,762
Diluted	55,807	39,828	49,006	34,340
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$6,633	$13,278
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of assets acquired and liabilities assumed:
Depreciation, depletion and amortization	66,810	34,422
Accretion of discount in asset retirement obligation	11,623	8,491
Derivative fair value (gain) loss	(15,668)	1,269
Net cash received from (paid to) derivative counterparties	8,574	2,278
Non-cash incentive compensation	12,835	4,569
Other non-cash items	867	871
Changes in operating assets and liabilities (a)	(5,939)	3,614
Cash Provided by Operating Activities	85,735	68,792
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	5
Proved property acquisitions	(268,850)	(260,769)
Development costs	(36,018)	(10,866)
Unproved property acquisitions	(66)	(220)
Other property and asset additions	(498)	(1,162)
Cash Used by Investing Activities	(305,432)	(273,012)
FINANCING ACTIVITIES
Proceeds from long-term debt	360,500	222,000
Payments on long-term debt	(246,500)	(95,000)
Net proceeds from public offering	189,502	141,245
Proceeds from sale of units to cover withholding taxes	1,215	930
Withholding taxes paid on vesting of restricted units	(2,358)	(851)
Debt issuance costs	(2,429)	(3,173)
Distributions	(82,230)	(61,590)
Cash Provided by Financing Activities	217,700	203,561
DECREASE IN CASH AND CASH EQUIVALENTS	$(1,997)	$(659)
Cash and Cash Equivalents, beginning of period	7,305	4,505
Cash and Cash Equivalents, end of period	$5,308	$3,846

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(4,675)	$(2,997)
Other current assets	(1,726)	1,238
Current liabilities	2,637	6,473
Other operating liabilities	(2,175)	(1,100)
	$(5,939)	$3,614
See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P. Consolidated Statements of Partners’ Capital (Unaudited)
(in thousands)

	Units	$
Balances, June 30, 2025	54,784	$753,024
Net income	—	4,352
Expensing of unit awards	—	3,468
Distributions to unitholders	—	(24,624)
Balances, September 30, 2025	54,784	$736,220

	Units	$
Balances, June 30, 2024	37,438	$572,788
Net income	—	203
Net proceeds from sale of units	975	18,745
Units issued in acquisition of oil & gas properties	2,500	50,000
Expensing of unit awards	—	1,596
Distributions to unitholders	—	(21,953)
Balances, September 30, 2024	40,913	$621,379

	Units	$
Balances, December 31, 2024	40,913	$609,416
Net income	—	6,633
Net proceeds from sale of units	13,417	189,502
Proceeds from sale of units to cover withholding taxes	454	2,422
Withholding taxes paid on vesting of restricted units	—	(2,358)
Expensing of unit awards	—	12,835
Distributions to unitholders	$—	$(82,230)
Balances, September 30, 2025	54,784	$736,220

	Units	$
Balances, December 31, 2023	30,750	$473,798
Net income	—	13,278
Net proceeds from sale of units	7,475	141,245
Units issued in acquisition of oil & gas properties	2,500	50,000
Proceeds from sale of units to cover withholding taxes	188	930
Withholding taxes paid on vesting of restricted units	—	(851)
Expensing of unit awards	—	4,569
Distributions to unitholders	—	(61,590)
Balances, September 30, 2024	40,913	$621,379

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
2.Basis of Presentation and Significant Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and on the same basis as our audited financial statements as of December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated balance sheet as of September 30, 2025 and the consolidated statements of operations and cash flows for the periods presented herein are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of results for the periods shown. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements referred to above. The results and trends in these interim financial statements may not be indicative of results for the full year.
Significant Accounting Policies
For a complete description of TXO Partners’ significant accounting policies, see our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
3.Acquisitions

In July 2025, we completed the acquisition of certain oil and gas assets from White Rock Energy, LLC, which are located in the Elm Coulee field in Montana and North Dakota for cash consideration of $338.6 million (the “WRE Acquisition”), including a deferred payment of $70.0 million which is due on July 31, 2026, subject to customary purchase price adjustments. In connection with entering into the purchase agreement, we paid a deposit of $34.8 million. Our preliminary purchase price allocation included $349.8 million to proved properties, $3.0 million to other properties, $1.7 million to other current assets, $6.7 million to other current liabilities and $9.2 million to asset retirement obligation. The WRE Acquisition was funded by a combination of cash on hand from the Offering (Note 12) and borrowings under our Credit Facility (Note 5).

In the statements of operations, we recorded $11.5 million of revenues and net income of $2.5 million for both the three months ended September 30, 2025 and for the nine months ended September 30, 2025 from the WRE Acquisition.
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

Pro forma financial information (Unaudited)

The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three months and nine months ended September 30, 2025 and 2024, assuming the WRE Acquisition, EMEP Acquisition and KFOC Acquisition had been completed as of January 1, 2024. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been. Future results may vary significantly from the results reflected because of various factors.

(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Total revenue	$111,937	$118,618	$371,383	$353,212
Net income	$6,411	$4,515	$34,004	$28,710
4.Related Party Transactions
We earned management fees from Cross Timbers Energy of $1.2 million for the three months ended September 30, 2025 and $1.4 million for the three months ended September 30, 2024. We earned management fees from Cross Timbers Energy of $3.7 million for the nine months ended September 30, 2025 and $3.7 million for the nine months ended September 30, 2024.
5.Debt

(in thousands)	September 30, 2025	December 31, 2024
Credit Facility, 8.0% at September 30, 2025 and 8.3% at December 31, 2024	$264,000	$150,000
September 2016 Loan, 7.7% at September 30, 2025 and 8.0% at December 31, 2024	$7,100	$7,100
Total Long-term Debt	$271,100	$157,100
November 2021 Credit Facility

On July 31, 2025, we entered into Amendment No. 5 and Borrowing Base Agreement (“Amendment No. 5”) on our senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 5 increased the borrowing base from $275 million to $410 million, extended the maturity date to August 30, 2029 and joined certain new Lenders to the Credit Facility. Previously, on August 30, 2024, we entered into Amendment No. 4 and Borrowing Base Agreement (“Amendment No. 4”) which extended the maturity date of the Credit Facility to August 30, 2028, increased the borrowing base from $165 million to $275 million and joined certain new Lenders to the Credit Facility. In connection with the Credit Facility, we incurred financing fees and expenses, which are included in other assets on the balance sheets, of approximately $8.6 million as of September 30, 2025 and $6.2 million as of December 31, 2024 before accumulated amortization of $3.3 million as of September 30, 2025 and $2.5 million as of December 31, 2024. We incurred $2.4 million of financing fees and expenses in conjunction with Amendment No. 5. These costs are being amortized over the life of the Credit Facility. Such amortized expenses are recorded as interest expense on the statements of operations.
On July 31, 2025, the funds needed to close the WRE Acquisition, which totaled $233.8 million, were borrowings under our Credit Facility (See Note 3).
Redetermination of the borrowing base under the credit facility is based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in March and September, as well as upon requested interim redeterminations, by the lenders at their sole discretion. We also have the right to request additional borrowing base redeterminations each year at our discretion. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in the joint venture, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by the joint venture and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the Credit Facility, but shall exclude the fair value of derivative instruments, and current liabilities shall exclude the fair value of derivative instruments and any advances under the Credit Facility and (ii) a ratio of total indebtedness to EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume.  Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility, we were in compliance with all of our debt covenants as of September 30, 2025 and December 31, 2024. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
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
September 2016 Loan
On September 30, 2016, TXO Partners entered into an unsecured loan agreement with Cross Timbers Energy (the “FAM Loan”). The proceeds for the loan were taken from the cash held by the offshore subsidiary of Exxon Mobil Corporation and the loan was assigned to the offshore subsidiary (Note 6). The loan matures on November 29, 2029, but is automatically extended should the maturity date of the Credit Facility be extended. In all instances, this loan will mature ninety-one days after the maturity of the Credit Facility. Interest on the loan is the lesser of (a) SOFR plus three and one-quarter of one percent (3.25%) per annum, adjusted monthly or (b) the highest rate permitted by applicable law. Though the note is unsecured, we are required to stay in compliance with the terms of the Credit Facility.

6.Note Receivable from Related Party
As of September 30, 2025 and December 31, 2024, we, through our 5% ownership interest in investment assets at Cross Timbers Energy, had a note receivable totaling $7.1 million outstanding with a highly-rated, offshore subsidiary of Exxon Mobil Corporation. Under the terms of the agreement, there is no stated maturity date and Cross Timbers Energy may demand repayment of all or any portion of the outstanding balance on two business days’ notice. Interest is earned based on the one-month SOFR rate and is paid monthly. Interest income totaled $0.2 million in the first nine months of 2025 and $0.3 million in the first nine months of 2024.
The note receivable is treated as a non-current asset, since Cross Timbers Energy does not have any intention of demanding repayment of all or any portion of the outstanding balance at this time. Repayment would require the approval of the Cross Timbers Energy MMC.
7.Asset Retirement Obligation
Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of changes in TXO Partners’ asset retirement obligation activity for the nine months ended September 30, 2025:

(in thousands)
Asset retirement obligation, January 1	$190,904
Liability incurred upon acquiring and drilling wells	9,209
Liability settled upon plugging and abandoning wells	(2,810)
Accretion of discount expense	11,623
Asset retirement obligation, September 30	208,926
Less current portion	(3,500)
Asset retirement obligation, long term	$205,426
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

Fair Value of Financial Instruments
Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at September 30, 2025 and December 31, 2024. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,131	$7,131	$7,131	$7,131
Long-term debt	$(271,100)	$(271,100)	$(157,100)	$(157,100)
Derivative asset	$12,298	$12,298	$8,477	$8,477
Derivative liability	$(10,596)	$(10,596)	$(13,868)	$(13,868)
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
The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	September 30, 2025		December 31, 2024
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Note receivable from related party	$7,131	$—	$7,131	$—
Long-term debt	$(271,100)	$—	$(157,100)	$—
Derivative asset	$12,298	$—	$8,477	$—
Derivative liability	$(10,596)	$—	$(13,868)	$—
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
The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$11,345	$2,730	$(1,984)	$(52)
Natural gas liquids futures	$14	$—	$—	$—
Natural gas futures, collars and basis swaps	$939	$5,747	$(8,612)	$(13,816)
Total	$12,298	$8,477	$(10,596)	$(13,868)
Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated income statements, comprises the following realized and unrealized components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net cash received from counterparties	$(3,070)	$(6)	$(8,574)	$(2,278)
Non-cash change in derivative fair value	$(7,250)	$549	$(7,094)	$3,547
Derivative fair value (gain) loss	$(10,320)	$543	$(15,668)	$1,269
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

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
October 2025—December 2025	10,000	$64.63
January 2026—June 2026	7,000	$64.81
July 2026—September 2026	5,000	$64.53
October 2026—December 2026	3,375	$60.96
January 2027—December 2027	3,000	$62.01
Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $0.1 million in the three months ended September 30, 2025 and no impact in the three months ended September 30, 2024. Net settlements on oil futures and sell basis swap contracts increased oil revenues by $2.0 million in the nine months ended September 30, 2025 and decreased oil revenues by $5.6 million in the nine months ended September 30, 2024. An unrealized gain increased oil revenues by $0.3 million in the three months ended September 30, 2025 and $5.7 million in three months ended September 30, 2024. An unrealized gain increased oil revenues by $6.7 million in the nine months ended September 30, 2025 and $8.9 million in nine months ended September 30, 2024.
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
Net settlements on NGL futures contracts had no impact on NGL revenues in the three months ended September 30, 2025 and increased NGL revenues by less than $1 thousand in the three months ended September 30, 2024. Net settlements on NGL futures contracts had no impact on NGL revenues in the nine months ended September 30, 2025 and increased NGL revenues by $0.5 million in the nine months ended September 30, 2024. An unrealized gain increased NGL revenues by $15 thousand in the three months ended September 30, 2025 and no impact in the three months ended September 30, 2024. An unrealized gain increased NGL revenues by $14 thousand in the nine months ended September 30, 2025 and an unrealized loss decreased NGL revenue by $0.5 million in the nine months ended September 30, 2024.

Natural Gas
We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 9.

Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
October 2025—March 2026	50,000	$3.21
April 2026—September 2026	35,000	$3.25
October 2026—December 2026	42,500	$3.90
January 2027—March 2027	42,500	$4.36
April 2027—December 2027	32,500	$3.76
The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered into sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
October 2025—December 2025	50,000	$(0.01)
_________________________________
(a)Reductions to NYMEX gas price for delivery location
Net settlements on gas futures and sell basis swap contracts increased gas revenues by $3.1 million in the three months ended September 30, 2025 and $5 thousand in the three months ended September 30, 2024. Net settlements on gas futures and sell basis swap contracts increased gas revenues by $6.6 million in the nine months ended September 30, 2025 and $7.4 million in the nine months ended September 30, 2024. An unrealized gain to record the fair value of derivative contracts increased gas revenues by $6.9 million in the three months ended September 30, 2025 and an unrealized loss decreased gas revenues by $6.2 million in the three months ended September 30, 2024. An unrealized gain to record the fair value of derivative contracts increased gas revenues by $0.4 million in the nine months ended September 30, 2025 and an unrealized loss decreased gas revenues by $11.9 million in the nine months ended September 30, 2024.

11. Earnings per Unit

The following represents basic and diluted earnings per Common Unit for the three and nine months ended September 30, 2025 and 2024:

(in thousands, except per unit data)	Net income (loss)	Units	Income per Unit
Three Months Ended September 30, 2025
Basic	$4,352	54,784	$0.08
Dilutive effect of phantom units	—	1,023
Diluted	$4,352	55,807	$0.08

Three Months Ended September 30, 2024
Basic	$203	39,272	$0.01
Dilutive effect of phantom units	—	556
Diluted	$203	39,828	$0.01

Nine Months Ended September 30, 2025
Basic	$6,633	48,079	$0.14
Dilutive effect of phantom units	—	927
Diluted	$6,633	49,006	$0.14

Nine Months Ended September 30, 2024
Basic	$13,278	33,762	$0.39
Dilutive effect of phantom units	—	579
Diluted	$13,278	34,340	$0.39

12.Partners’ Capital

During 2025, we have paid $82.2 million of distributions to our Common unitholders. The following is a summary of distributions paid in 2025.

Period	Distribution per Unit	Payment Date
Fourth Quarter, 2024	$0.61	3/21/2025
First Quarter, 2025	$0.61	5/23/2025
Second Quarter, 2025	$0.45	8/22/2025

On November 4, 2025, the board of directors of our general partner declared a cash distribution of $0.35 per common unit for the quarter ended September 30, 2025. The distribution will be paid on November 21, 2025, to unitholders of record on November 14, 2025.

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

	Three Months Ended September 30, 2025
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$66,115	$7,489	$16,952	$90,556
Unrealized gain (loss) on derivatives	291	15	6,944	7,250
Realized gain (loss) on derivatives	(76)	—	3,146	3,070
Total revenues	$66,330	$7,504	$27,042	$100,876

	Three Months Ended September 30, 2024
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues

	(in thousands)
Revenue from customers	$50,417	$7,194	$11,663	$69,274
Unrealized gain (loss) on derivatives	5,694	—	(6,243)	(549)
Realized gain (loss) on derivatives	—	1	5	6
Total Revenues	$56,111	$7,195	$5,425	$68,731

	Nine Months Ended September 30, 2025
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$181,676	$23,944	$53,792	$259,412
Unrealized gain (loss) on derivatives	6,683	14	397	7,094
Realized gain (loss) on derivatives	$2,020	$—	$6,554	$8,574
Total revenues	$190,379	$23,958	$60,743	$275,080

	Nine Months Ended September 30, 2024
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$133,726	$20,370	$40,651	$194,747
Unrealized gain (loss) on derivatives	8,857	(477)	(11,927)	(3,547)
Realized gain (loss) on derivatives	(5,639)	474	7,443	2,278
Total revenues	$136,944	$20,367	$36,167	$193,478
Natural Gas and NGL Sales
Under our natural gas processing contracts, we deliver natural gas to a midstream processing entity at the wellhead or at the inlet of a facility. The midstream provider gathers and processes the product, and both the residue gas and the resulting natural gas liquids are sold at the tailgate of the plant. The Partnership’s natural gas production is primarily sold under market-sensitive contracts that are typically priced at a differential to the published natural gas index price for the producing area due to the natural gas quality and the proximity to the market. We evaluated these arrangements and determined that control of the products transfers at the tailgate of the plant, meaning that the Partnership is the principal, and the third-party purchaser is its customer. As such, we present the gas and NGL sales on a gross basis and the related gathering and processing costs as a component of taxes, transportation, and other expenses on the statement of operations.
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

We recognized compensation expense related to these and prior grants of $12.8 million for the nine months ended September 30, 2025 and $4.6 million for the nine months ended September 30, 2024. As of September 30, 2025, we had total deferred compensation expense of $15.1 million. For these non-vested unit awards, we estimate that compensation expense for service periods after September 30, 2025 will be $3.5 million in 2025, $7.5 million in 2026, $3.9 million in 2027 and $0.3 million in 2028. The weighted average remaining vesting period is 1.3 years.
15.Accrued Liabilities
Accrued liabilities consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accrued production expenses	$21,142	$22,818
Accrued capital expenditures	$15,490	$5,401
Accrued bonuses	$4,490	$4,841
Accrued ad valorem taxes	$3,391	$3,056
Accrued severance taxes	$2,414	$2,567
Other accrued liabilities	$250	$244
Total accrued liabilities	$47,177	$38,927
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

Selected financial information related to our one reportable segment is included below:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
REVENUES
Oil and condensate	$66,330	$56,111	$190,379	$136,944
Natural gas liquids	7,504	7,195	23,958	20,367
Gas	27,042	5,425	60,743	36,167
Total Revenues	100,876	68,731	275,080	193,478
EXPENSES
Production	47,864	39,437	133,469	108,959
Exploration	91	20	224	214
Taxes, transportation and other	16,648	14,466	49,763	43,240
Depreciation, depletion, and amortization	23,697	13,573	66,810	34,422
Accretion of discount in asset retirement obligation	3,982	2,926	11,623	8,491
General and administrative	4,834	3,275	16,729	10,520
Total Expenses	97,116	73,697	278,618	205,846
OPERATING INCOME (LOSS)	3,760	(4,966)	(3,538)	(12,368)
OTHER INCOME
Other income	4,984	6,329	20,352	28,584
SEGMENT INCOME FROM OPERATIONS	$8,744	$1,363	$16,814	$16,216

Reconciliation:
Interest income	113	700	516	947
Interest expense	(4,505)	(1,860)	(10,697)	(3,885)
Other Expense	(4,392)	(1,160)	(10,181)	(2,938)
NET INCOME	$4,352	$203	$6,633	$13,278

CASH PROVIDED BY OPERATING ACTIVITIES	$28,271	$20,710	$85,735	$68,792
17. Supplemental Cash Flow Information
Interest payments totaled $9.7 million for the nine months ended September 30, 2025 and $3.5 million for the nine months ended September 30, 2024. Income tax payments were $0.3 million during the nine months ended September 30, 2025 and $1.9 million during the nine months ended September 30, 2024.
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
Overview
We are an independent oil and natural gas company focused on the acquisition, development, optimization and exploitation of conventional and unconventional oil, natural gas and natural gas liquid reserves in North America. Our properties are predominately located in the Permian Basin of New Mexico and Texas, the San Juan Basin of New Mexico and Colorado and the Williston Basin of Montana and North Dakota.

Market Outlook
The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2024 through September 30, 2025, NYMEX prices for crude oil and natural gas reached a high of $86.91 per Bbl and $4.49 per MMBtu, respectively, and a low of $57.13 per Bbl and $1.58 per MMBtu, respectively. Oil prices increased in the first half of 2024 due to hostilities in the Middle East and higher global consumption. However, increased supply led to lower prices in the second half of 2024 and into 2025. These declines accelerated in April due to the tariff announcement, the increased expectation for a global recession and additional supply. WTI crude oil prices have been volatile reaching a high of $86.91 per Bbl in April 2024 before declining to $57.52 per Bbl as of October 20, 2025. Natural gas prices reached a high of $4.49 per MMbtu in March 2025 before declining to $3.40 per MMbtu as of October 20, 2025.
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

We are taking actions to mitigate inflationary pressures. We are working closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies, which are critical to many of our operations. However, these mitigation efforts may not succeed or be insufficient.
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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)

Net income	$4,352	$203	$6,633	$13,278
Interest expense	4,505	1,860	10,697	3,885
Interest income	(113)	(700)	(516)	(947)
Depreciation, depletion and amortization	23,697	13,573	66,810	34,422
Accretion of discount in asset retirement obligation	3,982	2,926	11,623	8,491
Exploration expense	91	20	224	214
Non-cash derivative (gain) loss	(7,250)	549	(7,094)	3,547
Non-cash incentive compensation	3,468	1,596	12,835	4,569
Non-recurring (gain)/loss	$18	$135	$23	$225
Adjusted EBITDAX	$32,750	$20,162	$101,235	$67,684
Cash Interest expense	(4,167)	(1,607)	(9,853)	(3,239)
Cash Interest income	113	700	516	947
Exploration expense	(91)	(20)	(224)	(214)
Development costs	(21,062)	(2,668)	(36,018)	(10,866)
Cash Available for Distribution	$7,543	$16,567	$55,656	$54,312

Net cash provided by operating activities	$28,271	$20,710	$85,735	$68,792
Changes in operating assets and liabilities	334	(1,475)	5,939	(3,614)
Development costs	(21,062)	(2,668)	(36,018)	(10,866)
Cash Available for Distribution	$7,543	$16,567	$55,656	$54,312

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024

	(in thousands)
REVENUES
Oil and condensate	$66,330	$56,111
Natural gas liquids	7,504	7,195
Natural gas	27,042	5,425
Total Revenues	100,876	68,731
EXPENSES
Production	47,864	39,437
Exploration	91	20
Taxes, transportation and other	16,648	14,466
Depreciation, depletion and amortization	23,697	13,573
Accretion of discount in asset retirement obligation	3,982	2,926
General and administrative	4,834	3,275
Total Expenses	97,116	73,697
OPERATING (LOSS) INCOME	3,760	(4,966)
OTHER INCOME (EXPENSE)
Other income	4,984	6,329
Interest income	113	700
Interest expense	(4,505)	(1,860)
Total Other Income	592	5,169
NET INCOME	$4,352	$203

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Three Months Ended September 30,
	2025	2024
Sales:
Oil and condensate sales (MBbls)	1,053	699
Natural gas liquids sales (MBbls)	387	308
Natural gas sales (MMcf)	7,116	6,587
Total (MBoe)	2,626	2,105
Total (MBoe/d)	29	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$62.80	$72.13
Oil and condensate (per Bbl) (1)	$63.00	$80.28
Natural gas liquids excluding the effects of derivatives (per Bbl)	$19.34	$23.33
Natural gas liquids (per Bbl) (2)	$19.38	$23.33
Natural gas excluding the effects of derivatives (per Mcf)	$2.38	$1.77
Natural gas (per Mcf) (3)	$3.80	$0.82
Expense per Boe:
Production	$18.23	$18.73
Taxes, transportation and other	$6.34	$6.87
Depreciation, depletion and amortization	$9.02	$6.45
General and administrative expenses	$1.84	$1.56
_________________________________
(1)Oil and condensate prices include both realized gains and losses and unrealized gains from derivatives. Unrealized gains were $0.3 million for the three months ended September 30, 2025 and $5.7 million for the three months ended September 30, 2024. Realized losses were $0.1 million for the three months ended September 30, 2025 and there were no realized losses for the three months ended September 30, 2024.
(2)Natural gas liquids prices include both realized gains and unrealized gains and losses from derivatives. Unrealized gains were $15 thousand for the three months ended September 30, 2025 and there were no unrealized gains for the three months ended September 30, 2024. There were no realized gains for the three months ended September 30, 2025 and less than $1 thousand for the three months ended September 30, 2024.
(3)Natural gas prices include both realized gains and unrealized gains and losses from derivatives. Unrealized gains were $6.9 million for the three months ended September 30, 2025 and unrealized losses were $6.2 million for the three months ended September 30, 2024. Realized gains were $3.1 million for the three months ended September 30, 2025 and $5 thousand for the three months ended September 30, 2024.
Revenues
Revenues increased $32.1 million, or 47%, from $68.7 million for the three months ended September 30, 2024 to $100.9 million for the three months ended September 30, 2025. Revenue increased $25.0 million due to an increase in production of 521 MBoe primarily as a result of the acquisition of producing assets in the Williston Basin being offset by natural declines in San Juan Basin and Permian Basin. Additionally, a 34% increase in the average selling price of natural gas, excluding the effects of derivatives, resulted in an increase in revenue of $4.0 million. Finally, we recognized net gains on our hedging activity of $10.9 million, of which $7.8 million were unrealized gains and $3.1 million were realized gains. These increases were partially offset by a decrease in the average selling price on oil, excluding the effects of derivatives, on oil of 13% which resulted in a decrease in revenue of $6.5 million and on NGLs of 17% which resulted in a decrease in revenue of $1.2 million.
Production expenses
Production expenses increased $8.4 million, or 21%, from $39.4 million for the three months ended September 30, 2024 to $47.9 million for the three months ended September 30, 2025. Of this increase, $8.0 million is attributable to production from the Williston Basin acquisitions.
On a per unit basis, production expenses decreased from $18.73 per Boe sold for the three months ended September 30, 2024 to $18.23 per Boe sold for the three months ended September 30, 2025. The decrease is primarily related to an increase in production of 521 MBoe partially offset by increased costs attributable to production from the Williston Basin acquisitions.
Taxes, transportation, and other
Taxes, transportation, and other increased $2.2 million, or 15%, from $14.5 million for the three months ended September 30, 2024 to $16.6 million for the three months ended September 30, 2025. The increase is primarily attributable to the increase in production and higher natural gas prices partially offset by decreased oil and NGL prices.
On a per unit basis, taxes, transportation, and other decreased from $6.87 per Boe sold for the three months ended September 30, 2024 to $6.34 per Boe sold for the three months ended September 30, 2025. The decrease is primarily related to increased production partially offset by increased costs.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization (“DD&A”) increased $10.1 million, or 75%, from $13.6 million for the three months ended September 30, 2024 to $23.7 million for the three months ended September 30, 2025. The increase is primarily attributable to the DD&A from increased production associated with the Williston Basin acquisitions of $8.9 million which has a higher rate than the historical properties, and a higher rate on our historical properties partially offset by decreased production.
On a per unit basis, depreciation, depletion, and amortization increased from $6.45 per Boe sold for the three months ended September 30, 2024 to $9.02 per Boe sold for the three months ended September 30, 2025. The increase is primarily related to the production associated with the Williston Basin acquisitions, which has a higher rate than the historical properties.
General and administrative
General and administrative (“G&A”) expenses increased $1.6 million, or 48%, from $3.3 million for the three months ended September 30, 2024 to $4.8 million for the three months ended September 30, 2025. The increase is primarily attributable to higher personnel costs of $1.1 million primarily due to amortization of unit awards and additional public company costs.
On a per unit basis, G&A expense increased from $1.56 per Boe sold for the three months ended September 30, 2024 to $1.84 per Boe sold for the three months ended September 30, 2025. The increase is primarily related to increased costs partially offset by increased production.
Other income
Other income decreased $1.3 million, or 21%, from $6.3 million for the three months ended September 30, 2024 to $5.0 million for the three months ended September 30, 2025. The decrease is primarily attributable to lower CO2 and plant income of $1.4 million as a result of third-party pipeline disruptions. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.
Interest expense
Interest expense increased $2.6 million, or 142%, from $1.9 million for the three months ended September 30, 2024 to $4.5 million for the three months ended September 30, 2025. The increase is primarily attributable to increased borrowings and amortization of capitalized debt costs partially offset by a lower average interest rate.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
REVENUES
Oil and condensate	$190,379	$136,944
Natural gas liquids	23,958	20,367
Natural gas	60,743	36,167
Total Revenues	275,080	193,478
EXPENSES
Production	133,469	108,959
Exploration	224	214
Taxes, transportation and other	49,763	43,240
Depreciation, depletion and amortization	66,810	34,422
Accretion of discount in asset retirement obligation	11,623	8,491
General and administrative	16,729	10,520
Total Expenses	278,618	205,846
OPERATING (LOSS) INCOME	(3,538)	(12,368)
OTHER INCOME (EXPENSE)
Other income	20,352	28,584
Interest income	516	947
Interest expense	(10,697)	(3,885)
Total Other Income	10,171	25,646
NET INCOME	$6,633	$13,278

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Sales:
Oil and condensate sales (MBbls)	2,829	1,775
Natural gas liquids sales (MBbls)	1,050	889
Natural gas sales (MMcf)	20,657	20,694
Total (MBoe)	7,322	6,112
Total (MBoe/d)	27	22
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$64.22	$75.35
Oil and condensate (per Bbl) (1)	$67.30	$77.17
Natural gas liquids excluding the effects of derivatives (per Bbl)	$22.79	$22.92
Natural gas liquids (per Bbl) (2)	$22.81	$22.92
Natural gas excluding the effects of derivatives (per Mcf)	$2.60	$1.96
Natural gas (per Mcf) (3)	$2.94	$1.75
Expense per Boe:
Production	$18.23	$17.83
Taxes, transportation and other	$6.80	$7.07
Depreciation, depletion and amortization	$9.12	$5.63
General and administrative expenses	$2.28	$1.72
_________________________________
(1)Oil and condensate prices include both realized gains and losses and unrealized gains from derivatives. Unrealized gains were $6.7 million for the nine months ended September 30, 2025 and $8.9 million for the nine months ended September 30, 2024. Realized gains were $2.0 million for the nine months ended September 30, 2025 and realized losses were $5.6 million for the nine months ended September 30, 2024.
(2)Natural gas liquids prices include both realized gains and unrealized losses from derivatives. Unrealized gains were $14 thousand for the nine months ended September 30, 2025 and unrealized losses were $0.5 million for the nine months ended September 30, 2024. There were no realized gains for the nine months ended September 30, 2025 and $0.5 million for the nine months ended September 30, 2024.
(3)Natural gas prices include both realized gains and unrealized losses from derivatives. Unrealized gains were $0.4 million for the nine months ended September 30, 2025 and unrealized losses were $11.9 million for the nine months ended September 30, 2024. Realized gains were $6.6 million for the nine months ended September 30, 2025 and $7.4 million for the nine months ended September 30, 2024.
Revenues
Revenues increased $81.6 million, or 42%, from $193.5 million for the nine months ended September 30, 2024 to $275.1 million for the nine months ended September 30, 2025. The increase was primarily attributable to a 1,210 MBoe increase in production which resulted in a $71.3 million increase in revenue primarily as a result of the acquisition of producing assets in the Williston Basin being offset by natural declines in San Juan Basin and Permian Basin. Additionally, a 33% increase in the average selling price of natural gas, excluding the effects of derivatives, resulted in an increase in revenue of $13.2 million. Finally, we recognized net gains on our hedging activity of $16.9 million, of which $10.6 million were unrealized gains and $6.3 million were realized gains. These increases were partially offset by a decrease in the average selling price, excluding the effects of derivatives, on oil of 15% and NGLs of 1%, which resulted in a decrease in revenue of $19.8 million on oil and $0.1 million on NGLs.
Production expenses
Production expenses increased $24.5 million, or 22%, from $109.0 million for the nine months ended September 30, 2024 to $133.5 million for the nine months ended September 30, 2025. Of this increase, $23.5 million is attributable to production from the Williston Basin acquisitions.
On a per unit basis, production expenses increased from $17.83 per Boe sold for the nine months ended September 30, 2024 to $18.23 per Boe sold for the nine months ended September 30, 2025. The increase is primarily related to the increased costs per Boe from our historical properties as decreased production and increased maintenance, energy, labor and chemical costs in these properties resulted in higher costs per Boe.

Taxes, transportation, and other
Taxes, transportation, and other increased $6.5 million, or 15%, from $43.2 million for the nine months ended September 30, 2024 to $49.8 million for the nine months ended September 30, 2025. The increase is primarily attributable to the increase in production and natural gas prices partially offset by decreased oil and NGL prices.
On a per unit basis, taxes, transportation, and other decreased from $7.07 per Boe sold for the nine months ended September 30, 2024 to $6.80 per Boe sold for the nine months ended September 30, 2025. The decrease is primarily attributable to increased production partially offset by increased costs.
Depreciation, depletion, and amortization
Depreciation, depletion, and amortization increased $32.4 million, or 94%, from $34.4 million for the nine months ended September 30, 2024 to $66.8 million for the nine months ended September 30, 2025. The increase is attributable to the DD&A from increased production associated with the Williston Basin acquisitions of $28.6 million which has a higher rate than the historical properties, and a higher rate on our historical properties partially offset by decreased production.
On a per unit basis, depreciation, depletion, and amortization increased from $5.63 per Boe sold for the nine months ended September 30, 2024 to $9.12 per Boe sold for the nine months ended September 30, 2025. The increase is primarily related to the production associated with the Williston Basin acquisitions, which has a higher rate than the historical properties.
General and administrative
General and administrative (“G&A”) expenses increased $6.2 million, or 59%, from $10.5 million for the nine months ended September 30, 2024 to $16.7 million for the nine months ended September 30, 2025. The increase is primarily attributable to higher personnel costs of $4.3 million due primarily to amortization of unit awards and increased public company costs and acquisition expenses.
On a per unit basis, G&A expense increased from $1.72 per Boe sold for the nine months ended September 30, 2024 to $2.28 per Boe sold for the nine months ended September 30, 2025. The increase is primarily related to increased costs partially offset by increased production.
Other income
Other income decreased $8.2 million, or 29%, from $28.6 million for the nine months ended September 30, 2024 to $20.4 million for the nine months ended September 30, 2025. The decrease is primarily attributable to the absence of $4.0 million in bonus payments on term assignment of leases and lower CO2 and plant income of $4.1 million. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.
Interest expense
Interest expense increased $6.8 million, or 175%, from $3.9 million for the nine months ended September 30, 2024 to $10.7 million for the nine months ended September 30, 2025. The increase is primarily attributable to the increased borrowings and amortization of capitalized loan costs partially offset by a lower average interest rate.
Liquidity and Capital Resources
Our primary sources of liquidity and capital will be cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $264.0 million at September 30, 2025 and $150.0 million at December 31, 2024, and the remaining availability under our Credit Facility was $146.0 million at September 30, 2025 and $125.0 million at December 31, 2024. Additionally, we had negative net working capital (including cash and excluding the effects of derivative instruments) of $86.3 million at September 30, 2025 and negative net working capital of $2.5 million at December 31, 2024.

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
All of the funds, or $233.8 million, to close the WRE Acquisition were borrowings under our Credit Facility, which increased our net-debt-to-EBITDAX ratio to between 1.0 times and 1.5 times.
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. Our third quarter distribution of $0.35 per unit with respect to cash available for distribution for the three months ended September 30, 2025, was declared on November 4, 2025 and will be paid on November 21, 2025 to unitholders of record on November 14, 2025.
Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions were $305.4 million for the nine months ended September 30, 2025 and $273.0 million for the nine months ended September 30, 2024.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”
We incurred costs of approximately $46.1 million for drilling, completion and recompletion activities and facilities costs in the nine months ended September 30, 2025 and we have budgeted approximately $65.0 million for such costs in 2025.
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
Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our distributions, meet our debt obligations and fund our 2025 capital development programs from cash flow from operations, the Offering and borrowings under our Credit Facility.
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

Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$85,735	$68,792
Net cash used by investing activities	(305,432)	(273,012)
Net cash provided by financing activities	217,700	203,561

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net cash provided by operating activities
Net cash provided by operating activities increased $16.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to improved operating results, excluding the effects of derivatives, primarily due to increased revenues partially offset by increased costs.
Net cash used by investing activities
Net cash used by investing activities increased $32.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to increased development costs of $25.2 million and an increase in proved property acquisitions of $8.1 million partially offset by a decrease in other asset additions of $0.7 million.
Net cash provided by financing activities

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Proceeds from long-term debt	$360,500	$222,000
Payments on long-term debt	(246,500)	(95,000)
Net proceeds from public offering	189,502	141,245
Proceeds from sale of units to cover withholding taxes	1,215	930
Withholding taxes paid on vesting of restricted units	(2,358)	(851)
Debt issuance costs	(2,429)	(3,173)
Distributions	(82,230)	(61,590)
Net cash provided by financing activities	$217,700	$203,561
Net cash provided by financing activities increased $14.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in net proceeds from public offering of $48.3 million partially offset by increased net repayments under our Credit Facility of $13.0 million and increased distributions to unitholders of $20.6 million.
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
At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). The weighted average interest rate on Credit Facility borrowings was 8.0% in the nine months ended September 30, 2025.
We are required to maintain (i) a current ratio (the ratio of current assets to current liabilities) greater than 1.0 to 1.0, which for purposes of this definition includes availability under the Credit Facility but excludes the fair value of derivative instruments, and (ii) a ratio of total net debt-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio, total net debt is total debt for borrowed money (including capital leases and purchase money debt) minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means the sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Under the terms of the Credit Facility, we were in compliance with all of our debt covenants as of September 30, 2025. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.
We had $264 million debt outstanding and $146 million available under our Credit Facility as of September 30, 2025.
Contractual obligations and commitments
We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.
Derivative contracts
We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of September 30, 2025, the current liability related to such contracts was $8.5 million and the long-term liability related to such contracts was $2.1 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas. For further information on derivative contracts, see Note 10 in the financial statements included elsewhere in this Quarterly Report.
Asset Retirement Obligation
At September 30, 2025, we had asset retirement obligations of $208.9 million inclusive of a current portion of $3.5 million. For further information on asset retirement obligations, see Note 7 in the financial statements included elsewhere in this Quarterly Report.

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
As of September 30, 2025, the fair market value of our oil, NGL and natural gas derivative contracts was a net asset of $1.7 million. Based upon our open commodity derivative positions at September 30, 2025, a hypothetical 10% change in the NYMEX WTI, Henry Hub prices, OPIS prices and basis prices would change our net oil, NGL and natural gas derivative asset by approximately $37.2 million.

(in thousands)	Fair Value at September 30, 2025	Hypothetical Price Increase or Decrease of 10% Price Change
Derivative asset (liability) – Crude Oil	$9,361	$24,872
Derivative asset (liability) – Natural Gas Liquids	$14	$37
Derivative asset (liability) – Natural Gas	$(7,673)	$12,318
Net derivative asset	$1,702	$37,227
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
At September 30, 2025, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.

Interest rate risk
At September 30, 2025, we had $264.0 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $2.6 million per year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officers and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025. Based on this evaluation, our Principal Executive Officers and Principal Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, to allow timely decisions regarding its required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Principal Executive Officers and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the fiscal quarter ended September 30, 2025, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

31.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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