Form 10-K
period 2025-12-31
TXO Partners, L.P.
filed 2026-02-26
CIK 1559432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common units held by non-affiliates of the registrant, based on the closing price of the common units on the New York Stock Exchange on June 30, 2025, was $571.8 million.

The registrant had 55,242,507 Common Units outstanding as of February 26, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: KPMG LLP Auditor Location: Fort Worth, TX Auditor Firm ID: 185

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development and production of oil, natural gas and natural gas liquids (“NGLs”). We disclose important factors that could cause our actual results to differ materially from our expectations as discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statement include:

•
commodity price volatility;
•
the impact of epidemics, outbreaks or other public health events, and the related effects on financial markets, worldwide economic activity and our operations;
•
uncertainties about our estimated oil, natural gas and NGL reserves, including the impact of commodity price declines on the economic producibility of such reserves, and in projecting future rates of production;
•
the concentration of our operations in the Permian Basin, the San Juan Basin and the Williston Basin;
•
difficult and adverse conditions in the domestic and global capital and credit markets;
•
lack of transportation and storage capacity as a result of oversupply, government regulations or other factors;
•
lack of availability of drilling and production equipment and services;
•
potential financial losses or earnings reductions resulting from our commodity price risk management program or any inability to manage our commodity risks;
•
failure to realize expected value creation from property acquisitions and trades;
•
access to capital and the timing of development expenditures;
•
environmental, weather, drilling and other operating risks;
•
regulatory changes, including potential shut-ins or production curtailments mandated by the Railroad Commission of Texas;
•
competition in the oil and natural gas industry;
•
loss of production and leasehold rights due to mechanical failure or depletion of wells and our inability to re-establish their production;
•
our ability to service our indebtedness;
•
cost inflation;

•
the potential impacts of geopolitical events and conflicts (including those relating to Venezuela and Iran), and any escalation, expansion, or resolution thereof, on the prices of crude oil, natural gas liquids and natural gas;
•
changes in federal or state regulations or policies, such as the implementation of significantly increased tariffs or retaliatory responses to such tariffs, that could affect the labor market or impact our business operations;
•
political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;
•
evolving cybersecurity risks such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions;
•
our ability to manage rapidly advancing artificial intelligence technology related to our business; and
•
risks related to our ability to expand our business, including through the recruitment and retention of qualified personnel.

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

•
We may not have sufficient available cash to pay any quarterly distribution on our common units following the establishment of cash reserves and payment of expenses.

Risks Related to Our Business and the Oil, Natural Gas and NGL Industry

•
The volatility of oil, natural gas and NGL prices due to factors beyond our control greatly affects our financial condition, results of operations and cash available for distribution.
•
Unless we replace the reserves we produce, our revenues and production will decline, which would adversely affect our cash flow from operations and our ability to make distributions to our unitholders.

•
If commodity prices decline and remain depressed for a prolonged period, production from a significant portion of our properties may become uneconomic and cause downward adjustments of our reserve estimates and write downs of the value of such properties, which may adversely affect our financial condition and our ability to make distributions to our unitholders.
•
Drilling for and producing oil, natural gas and NGLs are high-risk activities with many uncertainties that could adversely affect our business, financial condition, results of operations and cash distributions to unitholders.
•
Declining general economic, business or industry conditions and inflation may have a material adverse effect on our results of operations, liquidity and financial condition.
•
Events outside of our control, including an epidemic or outbreak of an infectious disease or the threat thereof, could have a material adverse effect on our business, liquidity, financial condition, results of operations, cash flows and ability to pay distributions on our common units.
•
We opportunistically use derivative instruments to economically hedge exposure to changes in commodity price and, as a result, are exposed to credit risk and market risk.
•
Our Credit Facility has restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions to our unitholders.
•
Reserve estimates depend on many assumptions that may ultimately be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Risks Related to Environmental and Regulatory Matters

•
We are subject to stringent federal, state and local laws and regulations related to environmental and occupational health and safety issues that could adversely affect the cost or feasibility of conducting our operations or expose us to significant liabilities.
•
Our operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which we may conduct oil, natural gas and NGL exploration and production activities, and reduce demand for the oil, natural gas and NGLs we produce.

Risks Inherent in an Investment in Us

•
Our general partner and its affiliates own a controlling interest in us and will have conflicts of interest with, and owe limited duties to us, which may permit them to favor their own interests to the detriment of us and our unitholders.
•
Our partnership agreement replaces our general partner’s fiduciary duties to us and our unitholders with contractual standards governing its duties, and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
•
Our general partner may amend our partnership agreement, as it determines necessary or advisable, to permit the general partner to redeem the units of certain non-citizen unitholders.
•
Our unitholders have limited voting rights and are not entitled to elect our general partner or its board of directors (the “Board”), which could reduce the price at which our common units will trade.
•
Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.
•
Even if our unitholders are dissatisfied, they are limited in their ability to remove our general partner without its consent.
•
Control of our general partner may be transferred to a third party without unitholder consent.
•
Our general partner may elect to convert or restructure us from a partnership to an entity taxable as a corporation for U.S. federal income tax purposes without unitholder consent.

•
We may issue an unlimited number of additional units, including units that are senior to the common units, without unitholder approval.
•
The NYSE does not require a publicly traded partnership like us to comply, and we do not intend to comply, with certain of its governance requirements generally applicable to corporations.

Tax Risks to Common Unitholders

•
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
•
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

We seek to maintain a flat to low growth production profile through a combination of low-risk development and exploitation of our existing properties, generally funded by cash flow from operating activities, and future acquisitions of producing properties. We believe this will allow us to increase our reserves and production and, over time, to increase distributions to our unitholders. To date we have been successful in offsetting the natural decline in production from reservoir depletion through acquisitions and drilling. Historically, funding sources for our capital expenditures, including acquisitions, have included proceeds from bank borrowings, cash from our partners and cash flow from operating activities. We expect to continue to fund our capital expenditures primarily with cash flow generated by operating activities, but may use borrowings under our Credit Facility and equity offerings in connection with acquisitions in particular. Additionally, we may seek to issue additional equity securities from time to time as market conditions allow to facilitate future acquisitions. Our development budget is approximately $70 million for 2026.

Significant Acquisitions and Dispositions

2025 WRE Acquisition

In July 2025, we completed the acquisition of certain oil and gas assets from White Rock Energy, LLC, which are located in the Elm Coulee field in Montana and North Dakota for cash consideration of $331.6 million (the “WRE Acquisition”), including a deferred payment of $70.0 million which is due on July 31, 2026.

Pending Cross Timbers Transactions

In February 2026, Cross Timbers Energy, LLC ("Cross Timbers"), a joint venture in which we hold a 50% interest, executed agreements to dispose of certain of the oil and gas assets owned by Cross Timbers pursuant to purchase and sale agreements with multiple private buyers (the "Cross Timbers Transactions"). We anticipate realizing about $40 million of aggregate proceeds from the Cross Timbers Transactions, subject in each case to customary purchase price adjustments, which we intend to use to pay a portion of the deferred payment for the WRE Acquisition. The Cross Timbers Transactions are expected to close in the second quarter of 2026, subject to customary closing conditions. There can be no assurance that all of the conditions to closing any or all of the Cross Timbers Transactions will be satisfied.

Our Properties

As of December 31, 2025, our assets consisted of 1,294,761 gross (641,865 net) leasehold and mineral acres located primarily in the Permian Basin, San Juan Basin and Williston Basin. As of December 31, 2025, our total estimated proved reserves were approximately 129 MMBoe, of which approximately 60% were liquids and approximately 80% were proved developed, both on a Boe basis. In 2025, we produced an average of 28,268 Boe per day, approximately 72% of which came from assets operated by us.

Permian Basin

We initially established our Permian Basin position by acquiring 79,970 gross leasehold and mineral acres in 2012 and 2013, and later added 11,929 gross leasehold acres through leasing and bolt-on acquisitions. In November 2021, we acquired 24,052 gross leasehold acres and a CO2 processing plant in the Permian Basin of New Mexico and CO2 assets in Colorado from Chevron Corporation. This was followed by the December 2021 acquisition of 21,112 gross leasehold acres of additional producing properties in Texas. In August 2022 we further expanded our interests in the Permian Basin of New Mexico by acquiring additional stakes in our producing properties and CO2 gas processing plant.

Since completing the 2021 acquisitions, we initially focused our efforts on returning wells to production as well as on other low-risk maintenance projects. Recently, we have increased our drilling and recompletion work. Substantially all of our acreage in the Permian Basin is held by production, which means we do not have to drill any wells to maintain ownership of our leases.

We drilled or participated in the drilling of 11 gross wells in the Permian Basin during 2025. Based on current commodity prices, we expect to drill or participate in the drilling of approximately 14 gross wells in 2026. We recompleted 4 gross wells in the Permian Basin in 2025 and expect to recomplete approximately 7 gross wells in 2026. Our base decline rate for our Permian Basin properties is currently estimated to be approximately 6%.

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

Our San Juan acreage includes substantial, predictable, low-decline natural gas production that provides for relatively stable cash flows. Our base decline rate for our San Juan Basin properties is currently estimated to be approximately 8%. Our existing production comes from primarily coalbed methane wells. Substantially all of our acreage in the San Juan Basin is held by production. Additionally, within our San Juan acreage, we own approximately 85,000 gross acres in New Mexico in the Mancos Shale that we believe are prospective. We believe our Mancos Shale properties offer us significant potential upside that is held by production.

We drilled or participated in the drilling of 8 gross wells in the San Juan Basin during 2025. Based on current commodity prices, we expect to drill or participate in the drilling of approximately 22 gross wells in 2026 but we will periodically reassess our plans given the volatility in natural gas prices.

Williston Basin

In 2024, we acquired our initial 273,625 gross leasehold and mineral acres in the Williston Basin through the Eagle Mountain Energy Partners and Kaiser Francis acquisitions (the "Williston Basin acquisitions" and, together with the WRE Acquisition, the "Williston Basin Transactions"). We acquired an additional 178,133 gross leasehold and mineral acres in 2025 in the WRE Acquisition.

Our management team believes the development and exploitation of our non-conventional assets in the Williston Basin is among the most economic oil and natural gas plays in our portfolio. We expect that we will focus over 65% of our drilling and recompletion work in 2026 in the Williston Basin assets. Substantially all of our acreage in the Williston Basin is held by production. We drilled or participated in the drilling of 11 gross wells in the Williston Basin during 2025. Based on current commodity prices, we expect to drill or participate in the drilling of approximately 9 gross wells in 2026. We recompleted 4 gross wells in the Williston Basin in 2025 and expect to recomplete approximately 4 gross wells in 2026. Our base decline rate for our Williston Basin properties is currently estimated to be approximately 20%.

2025 Revenue Breakdown

For year ended December 31, 2025, our consolidated revenues were derived 70% from oil revenues, 21% from natural gas revenues and 9% from NGL revenues, in each case excluding the unrealized effects of our commodity derivative contracts. After giving effect to unrealized commodity derivative contracts, our revenues were derived 71% from oil revenues, 21% from natural gas revenues and 8% from NGL revenues over the same period. For the year ended December 31, 2025, our total average production was

28,268 Boe/d (approximately 40% oil, 45% natural gas, and 15% NGLs). Over the same period, our average production in the Permian Basin was 6,589 Boe/d (approximately 86% oil, 3% natural gas, and 11% NGLs), our average production in the San Juan Basin was 12,819 Boe/d (approximately 1% oil, 81% natural gas, and 18% NGLs) and our average production in the Williston Basin was 7,602 Boe/d (approximately 74% oil, 12% natural gas, and 14% NGLs).

Development Plan and Capital Budget

Historically, our business plan has focused on acquiring and then exploiting producing assets. Funding sources for our acquisitions have included proceeds from cash flow from operating activities, capital markets and bank borrowings. We incurred $71.1 million of development capital in 2025 and expect to incur approximately $70 million for development in 2026. While most of our development time and capital is spent on drilling new wells, a portion is spent on workovers, recompletions and field optimizations of existing assets. We expect to use the additional information derived from this exploitation to inform our decisions about additional drilling opportunities to pursue, either in recently acquired assets or new acquisitions. To the extent that we complete any acquisitions during 2026, we may reduce our other expected capital plans to offset the acquisition cost and to temper production growth in favor of distributions to our unitholders.

During 2025, we spent approximately $47.0 million to drill 31 gross wells (5.0 net wells) and on related equipment, $8.6 million on recompletions of existing wells, $15.3 million on capital workovers and $0.2 million on other projects. We spent approximately $14.2 million in the Permian Basin, approximately $2.5 million in the San Juan Basin and approximately $53.8 million in the Williston Basin in 2025.

We expect to allocate a portion of our 2026 budget to projects focused on enhancing existing production. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our 2026 capital development programs from cash flow from operations. We increased our 2025 capital program to $71.1 million compared to $28.0 million in 2024.

Oil, Natural Gas and NGL Data

Reserves

Summary of Oil, Natural Gas and NGL Reserves. The following table presents our estimated net proved oil, natural gas and NGL reserves as of December 31, 2025, 2024 and 2023. The reserve estimates presented in the table below are based on reports prepared by Cawley, Gillespie & Associates, our independent petroleum engineers, which reports were prepared in accordance with current SEC rules and regulations regarding oil and natural gas reserve reporting.

	TXO Partners
	As of December 31,
	2025 (1)	2024 (1)	2023 (1)
Proved Reserves:
Oil (MBbls)	59,351.1	47,191.9	40,453.1
NGLs (MBbls)	18,719.8	13,794.4	15,483.0
Natural gas (MMcf)	306,235.7	197,035.7	265,827.6
Total Proved Reserves (MBoe)	129,110.1	93,825.6	100,240.7
Standardized Measure (in millions)	$1,095.5	$976.6	$890.6
PV-10 (in millions)(2)	$1,158.9	$1,032.5	$932.0
Proved Developed Reserves:
Oil (MBbls)	44,974.0	37,894.6	30,959.4
NGLs (MBbls)	16,383.1	13,194.9	15,110.9
Natural gas (MMcf)	254,095.1	196,013.7	264,934.4
Total Proved Developed Reserves (MBoe)	103,706.3	83,758.5	90,226.0
PV-10 (in millions)(2)	$959.7	$879.0	$763.1
Proved Undeveloped Reserves:
Oil (MBbls)	14,377.0	9,297.3	9,493.7
NGLs (MBbls)	2,336.7	599.5	372.1
Natural gas (MMcf)	52,140.6	1,022.0	893.2
Total Proved Undeveloped Reserves (MBoe)	25,403.8	10,067.1	10,014.7
PV-10 (in millions)(2)	$199.2	$153.5	$168.9

(1)
Our estimated net proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC regulations. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $65.34 per barrel for oil and $3.39 per MMBtu for natural gas at December 31, 2025, were $75.48 per barrel for oil and $2.13 per MMBtu for natural gas at December 31, 2024 and were $78.22 per barrel for oil and $2.64 per

MMBtu for natural gas at December 31, 2023. The base prices were based upon Henry Hub and WTI-Cushing spot prices, respectively. These base prices were adjusted for differentials on a per-property basis, which may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. After these net adjustments, the net realized prices for the SEC price case over the life of the proved properties was estimated to be $62.02 per barrel for oil, $15.78 per barrel for NGLs and $2.11 per Mcf for natural gas for the year ended December 31, 2025, $73.73 per barrel for oil, $17.70 per barrel for NGLs and $1.14 per Mcf for natural gas for the year ended December 31, 2024 and $76.58 per barrel for oil, $18.44 per barrel for NGLs and $1.58 per Mcf for natural gas for the year ended December 31, 2023.
(2)
PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved oil and gas reserves, less future development and production costs, discounted at 10% per annum to reflect the timing of future cash flows. Calculation of PV-10 does not give effect to derivatives transactions. Our PV-10 has historically been computed on the same basis as our standardized measure of discounted future net cash flows (“Standardized Measure”), the most comparable measure under GAAP, but does not include a provision for either future well abandonment costs or the Texas gross margin tax. PV-10 is not a financial measure calculated or presented in accordance with GAAP and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of either well abandonment costs or income taxes on future net revenues. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

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

Preparation of Reserve Estimates

Our reserve estimates as of December 31, 2025, 2024 and 2023 included in this Annual Report on Form 10-K are based on evaluations prepared by the independent petroleum engineering firm of Cawley, Gillespie & Associates in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. Our independent reserve engineers were selected for their historical experience and geographic expertise in engineering similar resources.

Under SEC rules, proved reserves are reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expires, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. If deterministic methods are used, the term “reasonable certainty” implies a high degree of confidence that the quantities of oil or natural gas actually recovered will equal or exceed the estimate. If probabilistic methods are used, there should at least be a 90% probability that the quantities actually recovered will equal or exceed the estimate. The technical and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, well-test data, production data (including flow rates), well data (including lateral lengths), historical price and cost information, and property ownership interests. Our independent reserve engineers use this technical data, together with standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, and analogy. The proved developed reserves and estimated ultimate recoveries (“EURs”) per well are estimated using performance analysis and volumetric analysis. The estimates of the proved developed reserves and EURs for each developed well are used to estimate the proved undeveloped reserves for each proved undeveloped location (utilizing type curves, statistical analysis, and analogy). All of our proved undeveloped reserves as of December 31, 2025, 2024 and 2023, relate to locations that are one offset away from an existing well.

Internal Controls

Our internal staff of petroleum engineers and geoscience professionals work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to our independent reserve engineers in their preparation of reserve estimates. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil, natural gas and NGLs that are ultimately recovered. See “Risk Factors—Risks Related to Our Business and the Oil, Natural Gas and NGL Industry—Reserve estimates depend on many assumptions that may ultimately be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves” for more information. The reserves engineering group is responsible for the internal review of reserve estimates and is led by Brandon Hudson, our Vice President—Reservoir Engineering. The Reservoir Engineering Vice President is primarily responsible for overseeing the preparation of our reserve estimates and has more than 15 years of experience as a reserve engineer. The reserves engineering group is independent of any of our operating areas. The Reservoir Engineering Vice President is directly responsible for overseeing the reserves engineering group. The reserves engineering group reviews the estimates with our third-party petroleum consultants, Cawley, Gillespie & Associates, an independent petroleum engineering firm.

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

Proved Undeveloped Reserves (PUDs)

As of December 31, 2025, our proved undeveloped reserves were composed of 14,377.0 MBbls of oil, 2,336.7 MBbls of NGLs and 52,140.6 MMcf of natural gas for a total of 25,403.8 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes our changes in PUDs, for the years ended December 31, 2025, 2024 and 2023 (in MBoe):

Balance, December 31, 2022	23,827.4
Revisions of previous estimates	(13,812.7)
Transfers to proved developed	0.0
Balance, December 31, 2023	10,014.7
Revisions of previous estimates	52.4
Transfers to proved developed	0.0
Balance, December 31, 2024	10,067.1
Purchases of reserves	5,250.5
Extensions, additions and discoveries	7,338.3
Revisions of previous estimates	2,747.9
Transfers to proved developed	0.0
Balance, December 31, 2025	25,403.8

Revisions of previous estimates of 2,748 MBoe during the year ended December 31, 2025 resulted primarily from forecast changes (2,803 MBoe) partially offset by lower commodity prices and higher costs ((55) MBoe). Revisions of previous estimates of 52 MBoe during the year ended December 31, 2024 resulted primarily from forecast changes (83 MBoe) partially offset by lower commodity prices and higher costs ((31) MBoe). Revisions of previous estimates of ((13,813) MBoe) during the year ended December 31, 2023 resulted primarily from forecast changes due to our development plans to reduce the duration of the proved undeveloped reserves from five years to two years ((13,300) MBoe) and lower commodity prices and higher costs ((513) MBoe).

In 2025, we did not convert any of our proved undeveloped reserves into proved developed reserves and, as a result, incurred no costs for such conversions. However, we incurred $71.1 million in costs related to the development of oil and natural gas reserves during the year ended December 31, 2025. In 2024, we did not convert any of our proved undeveloped reserves into proved developed reserves and, as a result, incurred no costs for such conversions. However, we incurred $28.0 million in costs related to the development of oil and natural gas reserves during the year ended December 31, 2024. In 2023, we did not convert any of our proved undeveloped reserves into proved developed reserves and, as a result, incurred no costs for such conversions. However, we incurred $29.8 million in costs related to the development of oil and natural gas reserves during the year ended December 31, 2023. The costs incurred relating to the development of oil and natural gas reserves in 2023, 2024 and 2025 did not result in the conversion of any proved undeveloped reserves to proved developed reserves because they were primarily related to drilling wells in the San Juan Basin and Permian Basin that did not have proved undeveloped reserves assigned at the beginning of the year, and which resulted in additional proved developed reserves.

We drilled or participated in the drilling of 19 gross wells in the Permian Basin during 2023, 6 gross wells in the Permian Basin during 2024 and 11 gross wells in the Permian Basin in 2025. We expect to drill or participate in the drilling of approximately 14 gross wells in the Permian Basin during 2026. Also, we participated in the drilling of 19 gross wells in the San Juan Basin during 2023, 18 gross wells in the San Juan Basin during 2024, and 8 gross wells in the San Juan Basin during 2025. We expect to drill or participate in the drilling of approximately 22 gross wells in the San Juan Basin during 2026. In addition, we participated in the drilling of 2 gross wells in the Williston Basin during 2024 and 11 gross wells in the Williston Basin during 2025. We expect to drill or participate in the drilling of approximately 9 gross wells in the Williston Basin during 2026.

All of our PUD drilling locations are scheduled to be drilled within five years of December 31, 2025. We drilled and completed or participated in the drilling and completion of no PUD locations during 2025. We anticipate drilling and completing or participating in the drilling and completion of approximately 19 PUD locations during 2026, 15 during 2027, 6 during 2028, 10 during 2029 and 7 during 2030. These PUD locations relate to 25.4 MMBoe of PUD reserves. Our development costs relating to the development of our PUDs at December 31, 2025 are projected to be $65.6 million in 2026, $63.0 million in 2027, $56.2 million in 2028, $23.3 million in 2029 and $12.7 million in 2030 for a total of $220.8 million of future development costs. All of these PUD drilling locations are part of a development plan adopted by management. We expect that the cash flow generated by our existing wells, in addition to availability under our Credit Agreement, will be sufficient to fund our drilling program, maintenance capital expenditures and PUD conversion into proved developed reserves in accordance with our development schedule. Please see “Risk Factors—Risks Related to Our Business and the Oil, Natural Gas and NGL Industry—Reserve estimates depend on many assumptions that may ultimately be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.”

Natural Gas, Oil and NGL Production Prices and Production Costs

Production and Price History

The following table sets forth information regarding our production and operating data for the periods indicated.

Production data:

Sales:

	Year Ended December 31,
	2025	2024	2023
Permian Basin
Natural gas sales (MMcf)	408	519	655
Natural gas liquids sales (MBbl)	260	328	340
Oil and condensate sales (MBbl)	2,077	2,133	2,347
Total (MBoe)	2,405	2,548	2,796
Total (MBoe per day)	7	7	8
San Juan
Natural gas sales (MMcf)	22,883	23,913	25,177
Natural gas liquids sales (MBbl)	838	798	883
Oil and condensate sales (MBbl)	27	27	19
Total (MBoe)	4,679	4,810	5,098
Total (MBoe per day)	13	13	14
Williston Basin
Natural gas sales (MMcf)	1,910	462	—
Natural gas liquids sales (MBbl)	392	78	—
Oil and condensate sales (MBbl)	2,065	550	—
Total (MBoe)	2,775	705	—
Total (MBoe per day)	8	2	—
Other
Natural gas sales (MMcf)	2,683	2,896	2,906
Natural gas liquids sales (MBbl)	7	7	9
Oil and condensate sales (MBbl)	5	7	10
Total (MBoe)	459	496	503
Total (MBoe per day)	1	1	1
Total (MBoe)	10,318	8,559	8,397

Average realized sales prices:

	Year Ended December 31,
	2025	2024	2023
Permian Basin
Natural gas excluding effects of derivatives (per Mcf)	$1.42	$0.70	$1.95
Natural gas liquids excluding effects of derivatives (per Bbl)	$32.88	$35.81	$33.29
Oil and condensate excluding effects of derivatives (per Bbl)	$63.45	$74.52	$75.98
San Juan
Natural gas excluding effects of derivatives (per Mcf)	$2.77	$2.14	$5.29
Natural gas liquids excluding effects of derivatives (per Bbl)	$17.31	$18.71	$18.39
Oil and condensate excluding effects of derivatives (per Bbl)	$57.93	$69.05	$69.73
Williston Basin
Natural gas excluding effects of derivatives (per Mcf)	$1.53	$0.95	$—
Natural gas liquids excluding effects of derivatives (per Bbl)	$22.69	$33.13	$—
Oil and condensate excluding effects of derivatives (per Bbl)	$59.75	$66.90	$—
Other
Natural gas excluding effects of derivatives (per Mcf)	$2.70	$2.02	$5.14
Natural gas liquids excluding effects of derivatives (per Bbl)	$21.40	$23.39	$21.76
Oil and condensate excluding effects of derivatives (per Bbl)	$63.13	$73.45	$78.35
($ / Boe)	$35.20	$33.34	$42.58

Expense per Boe:

	Year Ended December 31,
	2025	2024	2023
Permian Basin
Production	$43.13	$39.47	$37.13
Taxes, transportation, and other	$7.57	$8.56	$8.08
Depreciation, depletion, and amortization	$11.74	$10.33	$12.24
San Juan
Production	$8.25	$7.28	$7.15
Taxes, transportation, and other	$7.44	$6.95	$10.02
Depreciation, depletion, and amortization	$3.53	$2.59	$1.44
Williston Basin
Production	$14.83	$14.14	$—
Taxes, transportation, and other	$5.13	$5.57	$—
Depreciation, depletion, and amortization	$17.59	$14.77	$—
Other
Production	$5.99	$9.63	$8.90
Taxes, transportation, and other	$3.36	$2.62	$3.49
Depreciation, depletion, and amortization	$6.57	$6.51	$5.41

Productive Wells

As of December 31, 2025, we owned interests in the following number of productive wells:

Productive Wells	Oil Wells	Gas Wells	Total
Permian Basin
Gross	3,519.0	102.0	3,621.0
Net	657.9	7.5	665.4
San Juan
Gross	54.0	11,483.0	11,537.0
Net	0.2	1,077.3	1,077.5
Williston Basin
Gross	871.0	—	871.0
Net	474.4	—	474.4
Other
Gross	719.0	2,154.0	2,873.0
Net	—	85.3	85.3
Total
Gross	5,163.0	13,739.0	18,902.0
Net	1,132.5	1,170.1	2,302.6

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2025 relating to our developed and undeveloped acreage. Developed acreage is acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. Substantially all of our leases are held by production and do not require continuous development.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	139,111	75,758	1,690	1,650	140,801	77,408
San Juan Basin	443,118	244,126	2,984	1,685	446,102	245,811
Williston Basin	425,137	252,321	26,620	18,680	451,757	271,001
Other	256,101	47,645	-	-	256,101	47,645
	1,263,467	619,850	31,294	22,015	1,294,761	641,865

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

	Year Ended December 31,
	2025 (1)		2024 (2)		2023 (3)
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Completed as:
Gas wells	6	0.4	8	0.9	16	2.3
Oil wells	25	4.6	18	3.4	22	2.7
Non-productive	—	—	—	—	—	—
Total	31	5.0	26	4.3	38	5.0
Exploratory wells:
Completed as:
Gas wells	—	—	—	—	—	—
Oil wells	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total	—	—	—	—	—	—
Total	31	5.0	26	4.3	38	5.0

(1)
These 31 wells do not include any gross wells drilled by other operators during the year ended December 31, 2025 in which we elected not to participate.
(2)
These 26 wells do not include any gross wells drilled by other operators during the year ended December 31, 2024 in which we elected not to participate.
(3)
These 38 wells do not include any gross wells drilled by other operators during the year ended December 31, 2023 in which we elected not to participate.

The following table sets forth information regarding our drilling activities as of December 31, 2025 and December 31, 2024, including with respect to wells awaiting completion, undergoing completion activities and which we have begun drilling subsequent to December 31, 2025 and 2024.

December 31, 2025	Permian Basin		San Juan Basin		Williston Basin
	Gross	Net	Gross	Net	Gross	Net
Drilling	1	—	—	—	—	—
Awaiting completion	16	0.1	8	0.3	—	—
Undergoing completion activities	—	—	—	—	—	—
Drilling begun subsequent to December 31, 2025	—	—	2	—	—	—

December 31, 2024	Permian Basin		San Juan Basin		Williston Basin
	Gross	Net	Gross	Net	Gross	Net
Drilling	—	—	—	—	—	—
Awaiting completion	—	—	2	—	4	0.5
Undergoing completion activities	—	—	—	—	—	—
Drilling begun subsequent to December 31, 2024	—	—	—	—	—	—

Operations

General

We operated wells responsible for approximately 72% of our production for the year ended December 31, 2025 and 66% for the year ended December 31, 2024. As operator, we design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities on a day-to-day basis. We do not own the drilling rigs or other oil field services equipment used for drilling or maintenance on the properties we operate.

Independent contractors engaged by us provide a portion of the equipment and personnel associated with these activities. We currently engage independent contractors who are engineers and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Virtually all of our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies. Diversified Energy Company PLC, Occidental Petroleum Corporation and JMOC are the operators on more than 50% of our non-operated acreage in the Permian Basin.

Our assets include a 50% interest in Cross Timbers. Certain affiliates of Exxon and XTO, which we refer to collectively as the “XTO Entities,” collectively own the remaining 50% interest in Cross Timbers. We account for our undivided interest in our investment in Cross Timbers using the proportionate consolidation method, pursuant to which we consolidate our proportionate share of assets (including reserves), liabilities, revenues and expenses of the joint venture. For the year ended December 31, 2025, Cross Timbers represents approximately 18% of our revenues excluding the effects of our commodity derivative contracts and approximately 18% of our proved reserves, on a proportional ownership basis, with assets primarily located in the Permian Basin of Texas and New Mexico and the San Juan Basin of New Mexico and Colorado. In February 2026, Cross Timbers executed agreements for a series of transactions which, if consummated, would result in the sale of certain of the assets held by Cross Timbers. The pending Cross Timbers Transactions are expected to close in the second quarter of 2026, subject to customary closing conditions. We anticipate realizing approximately $40 million in net proceeds from the Cross Timbers Transactions, which we intend to use to pay a portion of the deferred payment for the WRE Acquisition.

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

Cross Timbers is also a party to an operating and services agreement with us pursuant to which we provide all administrative services and conduct operations that are necessary or proper for the development, operation, protection and maintenance of the assets held by Cross Timbers in exchange for a management fee. We earned management fees from Cross Timbers of $5.2 million for year ended December 31, 2025 and $5.1 million for the year ended December 31, 2024.

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

We sell the majority of our production under arm’s length contracts with terms of 12 months or less, including on a month-to-month basis, to a relatively small number of customers, as is customary in our industry. We generally sell natural gas, NGL, crude oil and condensate production through production sale agreements with customary terms and conditions for the oil and natural gas industry at prevailing market prices, adjusted for quality, transportation fees, fractionation fees, regional price differentials, and, in the case of natural gas, energy content. Typically, our sales contracts are based on pricing provisions that are tied to a market index or postings. None of our contracts have minimum volume commitments. We have no commitments beyond twelve months to deliver a fixed or determinable quantity of our oil or natural gas production under our existing contracts. However, our existing contracts for NGL production include commitments for an average of 6 months.

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

For the year ended December 31, 2025, Chevron USA, Gunvor USA and Plains All American together accounted for more than 42% of our total revenues, excluding the impact of our commodity derivatives. For the year ended December 31, 2024, Chevron USA and Gunvor USA together accounted for more than 46% of our total revenues, excluding the impact of our commodity derivatives. No other purchaser accounted for more than 10% of our total revenue during such period. We generally do not have long-term contracts with our customers but rather we sell the substantial majority of our production under arm’s length contracts with terms of 12 months or less, including on a combined basis, to a relatively small number of customers. The loss of any such purchaser could materially adversely affect our financial condition, results of operations and ability to make distributions to our unitholders. However, based on the current demand for oil and natural gas and the availability of other purchasers, we believe that the loss of any such purchaser would not have a material adverse effect on our financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers. For more details, see “Risk Factors—Risks Related to Our Business and the Oil, Natural Gas and NGL Industry—We depend upon several significant purchasers for the sale of most of our oil, natural gas and NGL production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.”

Hedging

Our policy is to opportunistically hedge a portion of our production at commodity prices management deems attractive to mitigate our exposure to lower commodity prices. Under the terms of our Credit Facility, our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume. Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement” for more information. While there is a risk that we may not be able to realize the benefits of rising prices, we enter into hedging agreements because of the benefits of predictable, stable cash flows.

We periodically enter into futures contracts, energy swaps, options and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We also enter costless price collars, which set a ceiling and floor price to hedge our exposure to price fluctuations on natural gas sales. When actual commodity prices exceed the ceiling price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the floor price, we receive this difference from the counterparty. If the actual commodity price falls in between the ceiling and floor price, there is no cash settlement. For more details, see “Risk Factors—Risks Related to Our Business and the Oil, Natural Gas and NGL Industry—We opportunistically use derivative instruments to economically hedge exposure to changes in commodity price and, as a result, are exposed to credit risk and market risk.”

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

Oil and Natural Gas Leases

The typical oil lease agreement covering our properties provides for the payment of royalties to the mineral owner for all hydrocarbons produced from any well drilled on the lease premises. The lessor royalties and other leasehold burdens on our properties range from less than 12.5% to 57.75%, resulting in a net revenue interest to us of 86.1% on average, on a 100% working interest basis. Based on the Standardized Measure, our value-weighted average net revenue interest on our properties was approximately 86.0%, on a 100% working interest basis, based on our December 31, 2025 reserve report. Substantially all of our leases are held by production and do not require continuous development.

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

In addition, governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political and regulatory risks in the United States, including climate change related pledges made by certain elected public officials. Although President Biden issued several executive orders focused on addressing climate change during his time in office, including orders that may impact the costs to produce, or demand for, oil and natural gas, actions undertaken by the second Trump administration have signaled a shift in the United States’ energy policy and priorities. For example, on the first day of his second term, President Trump issued various executive orders directing federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, including an executive order that revoked nearly 80 executive orders issued by President Biden. President Trump has also withdrawn the United States from the Paris climate change agreement effective January 2026, mandated ending financial commitments under the United Nations Framework Convention on Climate Change, and revoked the US International Climate Finance Plan. At this time, it is difficult to predict the long-term impact of such actions on our and our customers’ operations, if any.

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

The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. The EPA and the U.S. Army Corps of Engineers (“Corps”) has issued rules attempting to clarify the federal jurisdictional reach over WOTUS since 2015, including the Navigable Waters Protection Rule during the first Trump administration, rules reverting back to the 1986 WOTUS definition during the Biden administration, and rules reinstating the pre-2015 definition finalized in January of 2023. In May 2023, the Supreme Court decided Sackett v. EPA, which sharply curtailed the EPA's and Corps’ jurisdictional reach by limiting the types of wetlands that fell under WOTUS. Sackett codified the definition of WOTUS as only "geographical features that are described in ordinary parlance as "streams, oceans, rivers, and lakes'" and to adjacent wetlands that are "indistinguishable" from those bodies of water due to a continuous surface connection. The EPA issued a final rule consistent with the Sackett decision on August 29, 2023. In September 2023, EPA and the Corps published a direct-to-final rule redefining WOTUS to amend the January 2023 rule and align with the decision in Sackett. The September 2023 final rule eliminated the “significant nexus” test from consideration when determining federal jurisdiction and clarified that the CWA only extends to relatively permanent bodies of water and wetlands that have a continuous surface connection with such bodies of water. However, on January 23, 2025, President Trump signed Executive Order 14260, directing EPA and the Corps to review and revise the WOTUS definition consistent with the policy of the first Trump administration. Subsequently, on February 14, 2025, EPA and the Corps published a final rule repealing the 2023 WOTUS rule, and issued a proposed rule on November 17, 2025 with the aim of fully implementing the direction provided in the Sackett decision by restricting WOTUS to cover only relatively permanent, standing or continuously flowing bodies of water. Depending on the outcome of the WOTUS rulemaking, we could be subject to additional permitting obligations, which could lead to potential project delays and additional compliance costs.

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

Additionally, the EPA in July 2023 issued a proposed rule to expand the scope of its Greenhouse Gas Reporting Program for certain petroleum and natural gas facilities. The EPA published the final rule on May 14, 2024, which revised Subpart W (Petroleum and Natural Gas Systems), Subpart C (General Stationary Fuel Combustion Sources), and Subpart A (General Provisions) to address gaps in emissions data reporting and establish confidentiality determinations for new or substantially revised data elements. However, on September 12, 2025, EPA issued a proposed rule to effectively suspend or eliminate these expanded Greenhouse Gas Reporting Program requirements. The outcome of this proposed rule could impact our costs of regulatory compliance.

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

The Bureau of Land Management (the “BLM”) also finalized rules (the “BLM methane rule”) in November 2016 that seek to limit methane emissions from exploration and production activities on federal lands by imposing limitations on venting and flaring of natural gas, as well as requirements for the implementation of leak detection and repair programs for certain processes and equipment. After attempts by the Trump administration to delay implementation of the BLM methane rule, and legal challenges both to the BLM methane rule and the delays, the BLM issued a final rule in September 2018 rescinding many of the provisions of the 2016 BLM methane rule, including the requirement to implement leak detection and repair programs, and imposing certain new requirements in a manner the BLM considered would reduce unnecessary compliance obligations on the industry.The BLM issued a final rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases, which went into effect on June 10, 2024. However, the Trump Administration in its Spring 2025 Unified Agenda of Regulatory and Deregulatory Actions indicated that a rescission of the 2024 rule may be possible and in November 2025 BLM announced delayed enforcement of two December 2025 compliance deadlines (flare monitors and LDAR program filing requirements) until December 10, 2026. The full impact of this new rule and its potential rescission on our business are not fully certain but could result in increases to our operating costs.

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

Regulation of GHG Emissions (Climate Change)

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by state agencies. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified large, GHG emission sources in the United States, including certain onshore and offshore oil and natural gas production sources, which include certain of our operations. As discussed above, federal regulatory action with respect to GHG emissions from the oil and natural gas sector has focused on methane emissions; however, implementation of the federal methane rules is uncertain at this time. However, on February 12, 2026, the EPA finalized the repeal of its so-called endangerment finding on which its authority to regulate GHG emissions was predicated. The repeal is likely to be subject to legal challenge, and the ultimate impact the repeal will have on GHG regulations, including PSD permits and methane emissions regulations, remains uncertain at this time.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the Inflation Reduction Act, adopted in 2022, imposes several new climate-related requirements on oil and gas operators, including a first-ever fee on GHG emissions from certain facilities through a fee for leaks or venting of methane, starting at $900 per ton in 2024 and rising to $1,200 per ton in 2025, and to $1,500 per ton in and after 2026. The act also appropriates significant federal funding for renewable energy initiatives. In November 2024, the EPA issued a final rule to implement the emissions charge with an effective date of January 17, 2025 for reporting year 2024 emissions. However, in February 2025, Congress passed a joint resolution to repeal this rule, which President Trump approved on March 14, 2025. These regulatory developments, along with ongoing uncertainties, may make it harder for the oil and gas industry to attract capital. Additionally, the SEC issued a final rule in April 2024 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. However, the rule is stayed pending litigation, and in March 2025 Acting SEC Chairman Uyeda instructed the SEC to revisit its position on the rule. Under current Chairman Atkins, in July 2025, the SEC submitted a status report to the Eighth Circuit stating that it did not intend to review or reconsider the rules at that time, but requested that the court proceed to resolve the litigation on the merits. However, the Eighth Circuit has indicated that the litigation will remain paused until the SEC reconsiders or resumes defending the rules. Thus, uncertainty remains regarding the status of the SEC’s disclosure rules, which if implemented, may impact our business.

In the absence of comprehensive federal climate legislation, a number of state and regional cap and trade programs have emerged that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Similarly, various states (including Colorado) have adopted or are considering adopting laws requiring certain climate disclosures. In addition, the United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. While President Trump has withdrawn the United States from the Paris Agreement, this may animate stronger actions by various other policymakers, including additional laws or regulations on the production or consumption of the fuels we produce.

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

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of crude oil and natural gas from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. We engage in hydraulic fracturing as part of our operations currently and may continue to do so in the future.

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

Activities on Federal Lands and State Lands

Oil and gas exploration, development and production activities on federal lands, including American Indian lands, are administered by the BLM. Operations on federal and tribal lands are frequently subject to permitting delays. Operations on these lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. In July 2020, the White House Council on Environmental Quality (“CEQ”) issued a final rule amending NEPA regulations designed to overhaul the system and speed up federal agencies’ approval of projects. Among other things, the rule narrows the definition of “effects” to exclude the terms “direct,” “indirect,” and “cumulative” and redefine the term to be “reasonably foreseeable” and having “a reasonably close causal relationship to the proposed action or alternatives.” However, several states and environmental groups have filed challenges to this rulemaking, and CEQ’s amendments are subject to reconsideration and may be subject to reversal or change. CEQ issued an Interim Final Rule in June 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations, and in April 2022, CEQ issued the Phase 1 Final Rule. The rule finalizes a narrow set of changes to generally restore regulatory provisions that were in effect for decades before the 2020 rule modified them for the first time. In May 2024, the CEQ issued the Final Phase 2 Rule, which took effect on July 1, 2024. However, in January 2025, the D.C. Circuit Court declared in Marin Audubon Society v. Federal Aviation Administration that CEQ lacks authority to issue judicially enforceable regulations under NEPA. Additionally, on January 20, 2025, President Trump issued the Executive Order “Unleashing America Energy”, which directs CEQ to provide guidance on implementing NEPA and propose rescinding CEQ’s existing NEPA implementing regulations within 30 days. On February 19, 2025, CEQ issued an interim final rule which removed all of CEQ's NEPA implementing regulations from the Code of Federal Regulations, many of which had been in place since 1978. CEQ published a final rule adopting the interim rule on January 8, 2026. Relatedly, in February 2026, the U.S. Department of the Interior (“DOI”) issued a final rule that rescinded approximately 80% of DOI’s prior NEPA regulations, with the stated goal of speeding up the permitting approval process for projects on federal lands

The impact these updates will have to the implementation of NEPA regulations still remains uncertain and could have an effect on our operations and our ability to obtain governmental permits. We currently have exploration, development and production activities on federal lands and our proposed exploration, development and production activities are expected to include leasing of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial.

Moreover, the Biden administration’s January 2021 climate change executive order directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands and in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices. In November 2021, the DOI released its “Report On The Federal Oil And Gas Leasing Program,” which assessed the current state of oil and gas leasing on federal lands and proposed several reforms, including raising royalty rates and implementing stricter standards for entities seeking to purchase oil and gas leases. In January 2022, a federal district court judge in Washington, D.C. vacated the results of the federal government’s Lease Sale 257, effectively canceling the sale, on the grounds that the federal government failed to consider foreign consumption of oil and natural gas from its GHG emissions analysis. However, in compliance with the Inflation Reduction Act of 2022, the Bureau of Ocean Energy Management (“BOEM”) reinstated Lease Sale 257 in September 2022. In February 2022, a federal district court judge in Louisiana blocked the Biden Administration’s method of calculating the social costs associated with GHGs, and specifically blocked federal agencies from considering the findings from the White House Interagency Working Group, which had been tasked with devising new metrics based on the Obama-era calculations. In response, also in February 2022, the Biden administration asked the court to stay the injunction, and announced that it would be suspending or delaying new federal oil and gas leases. The Biden administration resumed its federal leasing program in April 2022. Notably, executive actions in the second Trump Administration have signaled a shift in the Biden-era policies on federal permitting and leasing practices.

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

Endangered Species and Migratory Birds Considerations

The federal Endangered Species Act (“ESA”), and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migrating birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species, such as the sage grouse, that potentially could be listed as threatened or endangered under the ESA may exist. Moreover, as a result of a 2011 settlement agreement, the U.S. Fish and Wildlife Service (“FWS”) was required to make a determination on listing numerous species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The FWS did not meet that deadline, but continues to review species for listing under the ESA. In March 2024, the Biden Administration issued a final rule concerning the procedures and criteria used for listing, reclassifying, and delisting protected species, and designating critical habitat. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. For example, the FWS issued a final rule in November 2022 listing two Distinct Population Segments (“DPS”) of the Lesser Prairie-Chicken. The listing, which came into effect on January 24, 2023, lists the Southern DPS of the Lesser Prairie-Chicken as endangered, and the Northern DPS as threatened. However, in August 2025, a federal district court vacated FWS’s 2022 final rule on the listing, and in February 2026, the FWS delisted both DPS of the Lesser Prairie-Chicken, stating that the listing decisions were flawed due to lack of adequate justification. Thus, future protections for the Lesser Prairie-Chicken remain uncertain at this time. In addition, in July, 2023, FWS promulgated a Final Rule under Section 10(j) of the Endangered Species Act pertaining to “experimental populations” of threatened or endangered species, enabling the introduction of such species to areas outside their probable historical habitats when the agency finds it to be “necessary and appropriate” under certain criteria. Designation of areas in which we operate as new experimental habitat for threatened or endangered species could slow or narrow our operations and adversely affect our financial performance.

Similarly, if we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases. In August 2019, the FWS and the National Marine Fisheries Service issued three rules amending the implementation of the ESA regulations, among other things revising the process for listing species and designating critical habitat. Two more rules were finalized in 2020, which narrowed the definition of habitat and revised the criteria for designating and excluding critical habitat. A coalition of states and environmental groups has challenged the three 2019 rules. In November 2022, the U.S. District Court for the Northern District of California remanded (without vacatur) the 2019 rules to FWS for further review. The FWS finalized revisions to the three 2019 ESA rules in April 2024. The 2020 rules were rescinded in the summer of 2022. However, in November 2025, the Trump Administration announced four proposed rules to largely reinstate the 2019 and 2020 regulatory framework. These proposed rules have not yet been finalized, the outcome of which could potentially impact the value of our leases. In addition, the federal government has issued indictments under the Migratory Bird Treaty Act to several oil and natural gas companies after dead migratory birds were found near reserve pits associated with drilling activities. In December 2017, the Department of Interior issued a new opinion revoking its prior enforcement policy and concluded that an incidental take is not a violation of the Migratory Bird Treaty Act. In August 2020, a federal district court struck down the December 2017 opinion, and the Department of the Interior responded by issuing a new rule in January 2021 that reduced the activities that could incur liability under the MBTA. The Biden administration has since revoked the January 2021 rule; published an Advanced Notice of Proposed Rulemaking announcing an intent to solicit comments to help develop proposed regulations establishing a permitting system to authorize, under certain circumstances, the incidental take of migratory birds; and issued a Director’s Order “establishing criteria for the types of conduct that will be a priority for enforcement activities with respect to incidental take of migratory birds.”

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

Related Permits and Authorizations

Many environmental laws require us to obtain permits or other authorizations from state and/or federal agencies before initiating certain drilling, construction, production, operation, or other crude oil and natural gas activities, and to maintain these permits and compliance with their requirements for on-going operations. These permits are generally subject to protest, appeal, or litigation, which can in certain cases delay or halt projects and cease production or operation of wells, pipelines, and other operations.

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

Human Capital Resources

As of December 31, 2025, we had 231 total employees, 224 of which were full-time employees. From time to time, we utilize the services of independent contractors to perform various field and other services. We are not a party to any collective bargaining agreements, and have not experienced any strikes or work stoppages. In general, we believe that employee relations are satisfactory.

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

We may not have sufficient available cash each quarter to pay distributions on our common units. Under the terms of our partnership agreement, the amount of cash available for distribution will be reduced by our operating expenses and the amount of any cash reserves established by our general partner to provide for future operations, future capital expenditures, including development, optimization and exploitation of our oil and natural gas properties, future debt service requirements and future cash distributions to our unitholders. The amount of available cash that we distribute to our unitholders will depend principally on the cash we generate from operations, which will depend on, among other factors:

•
the amount of oil, natural gas and NGLs we produce;
•
the prices at which we sell our oil, natural gas and NGL production;
•
the amount and timing of settlements on our commodity derivative contracts;
•
the level of our capital expenditures, including scheduled and unexpected maintenance expenditures;

•
the level of our operating costs, including payments to our general partner and its affiliates for general and administrative expenses; and
•
the level of our interest expenses, which will depend on the amount of our outstanding indebtedness and the applicable interest rate.

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

Our revenues, operating results, cash available for distribution and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for oil, natural gas and NGLs. Prices for oil, natural gas and NGLs are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors beyond our control. These factors include, but are not limited to:

•
worldwide and regional economic conditions impacting the supply and demand for oil, natural gas and NGLs;
•
the level of global oil and natural gas exploration and production;
•
political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, heightened geopolitical tensions in regions like South America (including Venezuela), Central America, China and Russia, and acts of terrorism or sabotage;
•
the ability of and actions taken by members of Organization of the Petroleum Exporting Countries (“OPEC”) and other oil-producing nations in connection with their arrangements to maintain oil prices and production controls;
•
the impact on worldwide economic activity of an epidemic, outbreak or other public health events;
•
the proximity, capacity, cost and availability of gathering and transportation facilities;
•
localized and global supply and demand fundamentals;
•
weather conditions across the globe;
•
technological advances affecting energy consumption and energy supply;
•
speculative trading in commodity markets, including expectations about future commodity prices;
•
the proximity of our natural gas, NGL and oil production to, and capacity, availability and cost of, natural gas pipelines and other transportation and storage facilities, and other factors that result in differentials to benchmark prices;

•
the impact of energy conservation efforts;
•
the price and availability of alternative fuels;
•
stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas to minimize the emission of greenhouse gases;
•
the impact of tariffs on energy products and other imports to and exports from foreign nations, including Mexico, Canada and China;
•
domestic, local and foreign governmental regulation and taxes; and
•
overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements accurately. Changes in oil, natural gas and NGL prices have a significant impact on the amount of oil, natural gas and NGL that we can produce economically, the value of our reserves and on our cash flows. Historically, oil, natural gas and NGL prices and markets have been volatile, and those prices and markets are likely to continue to be volatile in the future. For example, during the period from January 1, 2023 through December 31, 2025, prices for crude oil and natural gas reached a high of $93.68 per Bbl and $5.29 per MMBtu, respectively, and a low of $55.27 per Bbl and $1.58 per MMBtu, respectively. Oil prices moderated during the first half of 2023 before initially increasing in the second half of 2023 as a result of expected supply constraints and hostilities in the Middle East. Since these concerns did not materialize, oil prices declined in December 2023 but continuing hostilities and higher global consumption pushed prices higher in the first half of 2024. However, increased supply led to lower prices in the second half of 2024 and continued throughout 2025 as OPEC unwound previous output cuts leading to rising inventories. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our financial condition, results of operations and cash available for distribution.

Unless we replace the reserves we produce, our revenues and production will decline, which would adversely affect our cash flow from operations and our ability to make distributions to our unitholders.

We may be unable to pay quarterly distributions to our unitholders without substantial capital expenditures that maintain our asset base. Producing oil and natural gas reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future reserves and production and, therefore, our cash flow and ability to make distributions are highly dependent on our success in efficiently developing, optimizing and exploiting our current reserves. Our production decline rates may be significantly higher than currently estimated if our wells do not produce as expected. Further, our decline rate may change when we make acquisitions or dispositions. We may not be able to develop, find or acquire additional reserves to replace our current and future production on economically acceptable terms, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution to our unitholders.

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

Prior to 2023, our historical impairment of proved properties included $311.5 million of proved property impairments from 2014 through 2022. As a result of the Cross Timbers Transactions, we evaluated the recoverability of the Cross Timbers oil and gas assets and recorded an impairment of long-lived assets of $42.4 million for the year ended December 31, 2025. The impairment was related to our assets in the Permian Basin that are within our Cross Timbers joint venture. Additionally, with the decline of commodity prices late in 2023, increased costs and a change in our approach to recording proved undeveloped reserves, we recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023. The impairment was related to our assets in the Permian Basin that are within our Cross Timbers joint venture. Due to the improvement in commodity pricing environment and industry conditions, we did not record any impairments in 2024. In the future, if commodity prices fall below certain levels, our production, proved reserves and cash flows will be adversely impacted and we may be required to record additional impairments, which could be material. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our Credit Facility, which may be determined at the discretion of our lenders. See “—Any significant reduction in the borrowing base under our Credit Facility as a result of periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.”

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

Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

•
unexpected or adverse drilling conditions;
•
delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements including permitting requirements, limitations on or resulting from wastewater discharge and the disposal of exploration and production wastes, including subsurface injections;
•
elevated pressure or irregularities in geological formations;
•
shortages of or delays in obtaining equipment and qualified personnel;
•
facility or equipment failures or accidents;
•
lack of available gathering facilities or delays in construction of gathering facilities;
•
lack of available capacity on interconnecting transmission pipelines;
•
adverse weather conditions, such as hurricanes, lightning storms, flooding, tornadoes, snow or ice storms and changes in weather patterns;

•
issues related to compliance with, or changes in, environmental and other governmental regulations;
•
environmental hazards, such as oil and natural gas leaks, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;
•
declines in oil, natural gas and NGL prices;
•
the availability and timely issuance of required governmental permits and licenses; and
•
title defects or legal disputes regarding leasehold rights.

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

Our business could be harmed by factors such as the availability, terms and cost of capital, increases in interest rates or a reduction in our perceived credit worthiness. For example, during 2022 and the first half of 2023, the Federal Reserve raised the target range for the federal funds rate by 525 basis points to a range of 5.25% to 5.50% as of August 2023. While the Federal Reserve lowered the federal funds rate during 2025 to a range of 3.5% to 3.75%, our interest rate on our Credit Facility remains elevated at 7.6% as of December 31, 2025. Changes in any one or more of these factors could cause our cost of doing business to increase, limit our access to capital, limit our ability to pursue acquisition opportunities, reduce our cash flows available and place us at a competitive disadvantage. Continuing disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our activities. A significant reduction in the availability of credit could materially and adversely affect our ability to achieve our business strategy and cash flows.

We incurred significant indebtedness to finance the Williston Basin Transactions.

As of December 31, 2025, we have $284.0 million of outstanding borrowings under our Credit Facility. This resulted in an increase to our net debt-to-Adjusted EBITDAX ratio to between one and two times. We also committed to a $70.0 million deferred payment on the WRE Acquisition that is due July 31, 2026.

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

We conduct certain of our operations through Cross Timbers, a joint venture owned 50% by us and 50% by the XTO Entities. For the year ended December 31, 2025, our interest in Cross Timbers represented approximately 18% of our revenues excluding the effects of our commodity derivative contracts and approximately 18% of our proved reserves.

In accordance with the JV LLCA, Cross Timbers is managed by us and governed by a member management committee ("MMC") comprised of six members, three of whom are appointed by us and three of whom are appointed by the XTO Entities. The JV LLCA requires that certain matters, including certain material contracts or acquisitions, mergers, sale of substantially all assets or other change of control transactions, and transfers of our interest to a third party, be approved by unanimous consent of the voting members of the MMC and therefore such actions require the approval of the XTO Entities. In February 2026, the voting members of the MMC unanimously approved the execution of the pending Cross Timbers Transactions, which, if consummated, would constitute a sale of certain of the assets of Cross Timbers. There can be no assurance that the conditions to closing for any or all of the pending Cross Timbers Transactions will be satisfied. Our ability to make distributions to our unitholders depends in part on the performance of this entity and its ability to distribute funds to us. We face certain risks associated with shared control, and the XTO Entities may at any time have economic, business or legal interests or goals that are inconsistent with ours.

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

Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial market and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. Rising inflation has been pervasive for the last several years, increasing the cost of salaries, wages, supplies, material, freight, and energy. While we have seen inflation moderate, inflation continues to run higher than the Federal Reserve target, resulting in higher costs. Though we incorporated inflationary factors into our 2026 business plan, inflation may outpace those assumptions. We continue to undertake actions and implement plans to address these pressures and protect the requisite access to commodities and services, however, these mitigation efforts may not succeed or be insufficient. Nevertheless, we expect for the foreseeable future to experience inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs. We do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. If we are unable to recover higher costs through higher commodity prices, our current revenue stream could be adversely impacted and result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We continue to take actions to mitigate inflationary pressures. We are working closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical suppliers which are critical to many of our operations. However, these mitigation efforts may not succeed or may be insufficient.

In addition, continued hostilities related to the Russian invasion of Ukraine, hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors and other factors, such as decreased demand from China, combined with volatile commodity prices, and declining business and consumer confidence may contribute to an economic slowdown and a recession. Recent growing concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our business, financial condition and results of operations.

Changes in U.S. trade policy, including the imposition of increased or additional tariffs and the resulting consequences, could have a material adverse effect on our results of operations, financial position and cash flows.

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

Events outside of our control, including an epidemic or outbreak of an infectious disease, or the threat thereof, could have a material adverse effect on our business, liquidity, financial condition, results of operations, cash flows and ability to pay distributions on our common units.

We face risks related to epidemics, outbreaks or other public health events, or the threat thereof, that are outside of our control, and could significantly disrupt our business and operational plans and adversely affect our liquidity, financial condition, results of operations, cash flows and ability to pay distributions on our common units. For example, the COVID-19 pandemic adversely affected the global economy and resulted in unprecedented governmental actions in the United States and countries around the world, including, among other things, social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in activity in the global economy and the demand for oil, and to a lesser extent, natural gas and NGLs. Additionally, the effects of an epidemic, outbreak or other public health event might worsen the likelihood or the impact of other risks already inherent in our business. Potential impacts of an epidemic, outbreak or other public health event and related events include, but are not limited to, the following:

•
disruption in the demand for oil, natural gas and other petroleum products;
•
intentional project delays until commodity prices stabilize;
•
potentially higher borrowing costs in the future;
•
a need to preserve liquidity, which could result in reductions, delays or changes in our capital expenditures;
•
liabilities resulting from operational delays due to decreased productivity resulting from stay-at-home orders affecting our workforce or facility closures;

•
future asset impairments, including impairment of our natural gas properties, oil properties, and other property and equipment; and
•
infections and quarantining of our employees and the personnel of vendors, suppliers and other third parties.

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

Changes in the fair value of commodity price derivatives are recognized currently in earnings. Realized and unrealized gains and losses on commodity derivatives are recognized in oil, NGL and natural gas revenues. Settlements of derivatives are included in cash flows from operating activities. While our price risk management activities decrease the volatility of cash flows, they may obscure our reported financial condition. As required under GAAP, we record derivative financial instruments at their fair value, representing projected gains and losses to be realized upon settlement of these contracts in subsequent periods when related production occurs. These gains and losses are generally offset by increases and decreases in the market value of our proved reserves, which are not reflected in the financial statements. For example, revenues increased $118.2 million, or 42%, from $282.8 million for the year ended December 31, 2024 to $401.0 million for the year ended December 31, 2025. The increase was primarily attributable to an increase in production of 1,758 MBoe which resulted in increased revenue of $96.1 million primarily as a result of the acquisition of producing assets in the Williston Basin being offset by natural declines in San Juan Basin and an increase in average selling price, excluding the effects of derivatives, on gas of 27%, resulting in an increase in revenue of $15.9 million. Additionally, net gains on our hedging activity of $40.4 million, of which $31.5 million were related to unrealized gains and $8.9 million related to higher realized gains. These increases were partially offset by a decrease in the average selling price, excluding the effects of derivatives, on oil of 16%, resulting in a decrease in revenue of $30.8 million and on NGLs of 12%, resulting in a decrease in revenue of $3.5 million.

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

Furthermore, SEC rules require that, subject to limited exceptions, PUD reserves may only be recorded if they relate to wells scheduled to be drilled within five years after the date of booking. This rule may limit our potential to record additional PUD reserves as we pursue our drilling program. To the extent that natural gas and oil prices become depressed or decline materially from current levels, such condition could render uneconomic a number of our identified drilling locations, and we may be required to write down our PUD reserves if we do not drill those wells within the required five-year time frame. If we choose not to develop PUD reserves, or if we are not otherwise able to successfully develop them, then we will be required to remove the associated volumes from our reported proved reserves. During the years ended December 31, 2023, 2024 and 2025, no proved undeveloped reserves were converted to proved developed reserves. The costs we incurred relating to the development of oil and natural gas reserves in 2023, 2024 and 2025 did not result in the conversion of any proved undeveloped reserves to proved developed reserves because they were primarily related to drilling wells in the San Juan Basin and Permian Basin that did not have proved undeveloped reserves assigned at the beginning of the year, and which resulted in additional proved developed reserves

The preparation of reserve estimates requires the projection of production rates and the timing of development expenditures based on an analysis of available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil, natural gas and NGL prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

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

Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than current estimates. For example, our estimated proved reserves as of December 31, 2025 were calculated under SEC rules using the unweighted arithmetic average first day of the month prices for the prior 12 months of $3.39/MMBtu for natural gas and $65.34/Bbl for oil at December 31, 2025, which, for certain periods during this period, were substantially different from the available spot prices. In addition, the 10% discount factor we use when calculating discounted future net cash flow for reporting requirements in compliance with Accounting Standards Codification 932, “Extractive Activities—Oil and Gas,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

We depend upon several significant purchasers for the sale of most of our oil, natural gas and NGL production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.

For the year ended December 31, 2025, Chevron USA, Gunvor USA and Plains All American together accounted for more than 42% of our total revenues, excluding the impact of our commodity derivatives. For the year ended December 31, 2024, Chevron USA and Gunvor USA together accounted for more than 46% of our total revenues, excluding the impact of our commodity derivatives. No other purchaser accounted for more than 10% of our revenue during such periods. We do not have long-term contracts with our customers; rather, we sell the substantial majority of our production under arm’s length contracts with terms of 12 months or less, including on a month-to-month basis, to a relatively small number of customers. The loss of any one of these purchasers, the inability or failure of our significant purchasers to meet their obligations to us or their insolvency or liquidation could materially adversely affect our financial condition, results of operations and ability to make distributions to our unitholders. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have ready access to suitable markets for our future production. See “Business and Properties—Operations—Marketing and Customers.”

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

Our Credit Facility restricts, among other things, our ability to:

•
incur certain liens or permit them to exist;
•
merge or consolidate with another company;
•
incur or guarantee additional debt;
•
make certain investments and acquisitions;
•
make or pay distributions on, or redeem or repurchase, common units, if an event of default or borrowing base deficiency exists;
•
enter into certain types of transactions with affiliates; and
•
transfer, sell or otherwise dispose of assets.

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

Our Credit Facility limits the amount we can borrow up to a borrowing base amount. The administrative agent under our Credit Facility determines our borrowing base based on the value of our oil and natural gas properties. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness. As of December 18, 2025, the last date of redetermination, our borrowing base was $410.0 million. Such amount will be redetermined semi-annually on or before each March 15 and September 1 and will depend on the volumes of our proved oil and natural gas reserves and estimated cash flows from these reserves and other information deemed relevant by the administrative agent under the Credit Facility, including our business, financial condition and debt obligations, the types of reserves, the value and effect of hedge contracts then in effect and the effect of gas imbalances. In addition, our lenders will have flexibility to reduce our borrowing base due to subjective factors.

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

We may incur significant indebtedness, whether through future debt issuances or by drawing down on the availability under our Credit Facility, in the future in order to make acquisitions or to develop our properties or for other general corporate purposes. Such indebtedness could affect our operations in several ways:

•
a significant portion of our cash flows could be used to service our indebtedness;
•
a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•
the covenants contained in the agreements governing our outstanding indebtedness limit our ability to borrow additional funds, dispose of assets, pay distributions on our common units and make certain investments;
•
a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing;

•
our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and our industry;
•
a high level of debt may make it more likely that a reduction in our borrowing base following a periodic redetermination could require us to repay a significant portion of our then-outstanding bank borrowings; and
•
a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes.

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

We are required to record a liability for the discounted present value of our estimated asset retirement obligations to plug and abandon inactive wells and related assets and non-producing oil and gas properties in which we have a working interest. Such asset retirement obligations may include complete structural removal and/or restoration of the land. At December 31, 2025, we had accrued asset retirement obligations of $221.1 million. Although management has used its best efforts to determine future asset retirement obligations, assumptions and estimates can be influenced by many factors beyond management’s control, including, but not limited to, changes in regulatory requirements, which may be more restrictive in the future, changes in costs for abandonment related services and technologies, which could increase or decrease based on supply and demand, and/or extreme weather conditions, such as hurricanes and lightning storms, which may cause structural or other damage to oil and natural gas assets and properties. Accordingly, our estimate of future asset retirement obligations could differ materially from actual costs that may be incurred.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, "IT Systems"). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals, as well as proprietary information belonging to our business such as trade secrets (collectively, "Confidential Information"). As an oil, natural gas and NGL producer, we face various security threats, including cybersecurity threats that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business. In addition, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. Any of these security threats could lead to losses of Confidential Information, critical infrastructure or capabilities essential to our operations. Cybersecurity attacks in particular are becoming more sophisticated, using techniques and tools--including artificial intelligence--that circumvent security controls, evade detection and remove forensic evidence. Such attacks include, but are not limited to, malicious software, phishing, ransomware, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in our IT Systems, unauthorized release of Confidential Information, and corruption of data. Although we maintain insurance to protect against losses resulting from certain data protection breaches and cyber-attacks, our coverage for protecting against such risks may not be sufficient.

In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period, and our systems and insurance coverage for protecting against such cybersecurity risks may be costly and may not be sufficient. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. While to date we have not experienced any cybersecurity attacks or other incidents that have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

As cyber-attackers become more sophisticated, we may be required to expend significant additional resources to continue to protect our business or remediate the damage from cyber-attacks. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention, and we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements. Any of the foregoing could have a material adverse effect on our reputation, financial position, results of operations or cash flows and could lead to financial losses from remedial actions, loss of business or potential liability (including as a result of class action lawsuits).

We are subject to a number of privacy and data protection laws, rules and directives (collectively, data protection laws) relating to the processing of Personal Information.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about our employees and business contacts. We are therefore subject to laws, regulations and other requirements relating to the privacy, security and handling of Personal Information. The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. These varying jurisdictional requirements could increase the costs and complexity of compliance with such laws, and violations of applicable data protection laws can result in significant penalties.

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

The oil, natural gas and NGL industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, development, optimization and exploitation of oil and natural gas reserves. Funding sources for our capital expenditures have included proceeds from bank borrowings, additional equity offerings and cash flow from operating activities. We expect that we will need to utilize the public equity or debt markets and bank financings to fund acquisitions and capital expenditures. We expect to fund our 2026 capital expenditures with cash generated by operations; however, our cash flows from operations and access to capital are subject to a number of variables, including:

•
our proved reserves;
•
the volume of hydrocarbons we are able to produce from existing wells;
•
the prices at which our production is sold;
•
our ability to acquire, locate and produce new reserves;
•
the extent and levels of our derivative activities;
•
the levels of our operating expenses; and
•
our ability to borrow under our Credit Facility.

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

The EPA has also imposed increasingly stringent performance standards on oil and gas operations. In 2016, the EPA issued regulations under NSPS OOOOa that require operators to reduce methane and volatile organic compound (“VOC”) emissions from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In December 2023, the EPA announced finalized rules establishing more stringent standards of performance for methane emissions from sources that commence construction, modification or reconstruction after the date the proposed rule was published in the Federal Register and emissions guidelines, to inform state plans to establish similar standards for existing sources. The Bureau of Land Management (“BLM”) also issued a proposed rule in November 2022 to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases. State agencies have similarly imposed increasing restrictions on emissions from oil and gas operations, which went into effect in June 2024. For example, in 2022, the New Mexico Environment Department adopted new regulations establishing emission reduction requirements for storage vessels, compressors, turbines, heaters, engines, dehydrators, pneumatic devices, produced water management units, and other equipment and processes. Compliance with these more stringent standards and other environmental regulations at the federal or state levels could delay or prohibit our ability to obtain permits for operations or require us to install additional pollution control equipment, the costs of which could be significant. See “Business and

Properties—Regulation of Environmental and Occupational Safety and Health Matters” for a further description of the laws and regulations that affect us.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that greenhouse gas (“GHG”) emissions constitute a pollutant under the Clean Air Act (the “CAA”), the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the Department of Transportation (the “DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal government has also increased regulation of methane from oil and gas facilities in recent years. For example, in 2016, the EPA issued regulations under NSPS OOOOa that require operators to reduce methane and VOC emissions from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In December 2023, the EPA announced finalized rules to further reduce methane and VOC emissions from new and existing sources in the oil and natural gas sector. The proposed rule would establish more stringent standards of performance for sources that commence construction, modification or reconstruction after the date the proposed rule was published in the Federal Register and emissions guidelines to inform state plans to establish similar standards for existing sources. The BLM also issued a proposed rule in November 2022 to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases, which went into effect in June 2024. These increasingly stringent methane and VOC requirements on new facilities, or the application of new requirements to existing facilities, could result in additional restrictions on our operations and increased compliance costs, which could be significant. However, key compliance deadlines for the rule have been delayed and the Trump Administration is currently considering potential rescission of the rule. Additionally, the Inflation Reduction Act, adopted in 2022, imposes several new requirements on oil and gas operators, including a fee for leaks or venting of methane, starting at $900 per ton in 2024 and rising to $1,200 per ton in 2025, and to $1,500 per ton in and after 2026, from certain facilities. The act also appropriates significant federal funding for renewable energy initiatives. In November 2024, the EPA issued a final rule to implement the emissions charge with an effective date of January 2025 for reporting year 2024 emissions. However, in February 2025, Congress passed a joint resolution to repeal this rule, which President Trump approved in March 2025. These regulatory developments, along with ongoing uncertainties, may make it harder for the oil and gas industry to attract capital. Given the long-term trend toward increasing regulation, we expect there will be additional future federal GHG regulations of the oil and gas industry.

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

The adoption and implementation of new or more stringent international, federal, regional or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas. Additionally, international, federal, regional or state legislation, regulation or other initiatives could make alternative forms of energy more attractive in comparison to oil and natural gas, and thereby reduce demand for oil and natural gas. Moreover, political, litigation and financial risks may result in our restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

Scrutiny related to ESG matters and conservation measures may adversely impact our business.

There is scrutiny from investors, customers, policymakers, and other stakeholders regarding companies’ management of climate change, human capital, community relations, or other ESG matters. While we may, from time to time, engage in various initiatives to address such matters or respond to stakeholder expectations, such initiatives may themselves be costly and may not have the desired effect.

For example, we note that methodologies for monitoring and reporting on various ESG matters, including GHG emissions, as well as associated data continue to evolve. Our approach to such matters also evolves, and there can be no guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Stakeholder expectations vary and, at times, conflict. Any failure to successfully navigate such expectations may result in reputational harm or other adverse impacts to our business. There are also various regulations, disclosure-related and otherwise, with respect to ESG matters; however, policymakers’ approaches are not uniform, which can increase the cost and complexity of compliance, along with any associated risks. Any failure to successfully navigate ESG matters and related stakeholder expectations may result in additional costs, negative stakeholder engagement, reputational harm (including from ratings), or other adverse business impacts.

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

Opposition toward oil and gas drilling and development activity has been growing globally. Companies in the oil and gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, environmental compliance and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain projects such as the development of oil and gas shale plays. For example, environmental activists continue to advocate for increased regulations or bans on shale drilling and hydraulic fracturing in the United States, even in jurisdictions that are among the most stringent in their regulation of the industry. Future activist efforts could result in the following:

•
delay or denial of drilling permits;
•
shortening of lease terms and reduction in lease size;
•
restrictions on installation or operation of production, gathering or processing facilities;
•
restrictions on the use of certain operating practices, such as hydraulic fracturing, or disposal of related waste materials, such as hydraulic fracking fluids and production;
•
increased severance and/or other taxes;
•
cyber-attacks;
•
legal challenges or lawsuits;
•
negative publicity about our business or the oil and gas industry in general;
•
increased costs of doing business;
•
reduction in demand for our products; and
•
other adverse effects on our ability to develop our properties and expand production.

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

In addition, our business could be impacted by other governmental initiatives to incentivize the conservation of energy or the use of alternative energy sources. For example, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Further, the U.S. Department of Transportation recently issued more stringent fuel economy standards in June 2024. However, actions by the second Trump Administration have signaled a significant shift in priorities, including a rollback of the more stringent fuel economy standards. These initiatives or similar state or federal initiatives to reduce energy consumption or incentivize a shift away from fossil fuels could reduce demand for hydrocarbons and have a material adverse effect on our earnings, cash flows and financial condition.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of unconventional natural gas wells and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of crude oil and natural gas from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into targeted geological formations to fracture the surrounding rock and stimulate production. A significant portion of our operated wells are drilled conventionally; however, from time to time, a portion of our wells are horizontally completed. This will be especially true in the Williston Basin.

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

Our exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil, natural gas and NGLs, including the possibility of:

•
environmental hazards, such as uncontrollable releases of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater, air and shoreline contamination;
•
abnormally pressured formations;
•
well blowouts;
•
mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapses;
•
fires, explosions and ruptures of pipelines;
•
personal injuries and death;
•
natural disasters; and
•
terrorist attacks targeting oil and natural gas related facilities and infrastructure.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•
injury or loss of life;
•
damage to and destruction of property, natural resources and equipment;
•
pollution and other environmental damage;
•
regulatory investigations and penalties;
•
suspension of our operations; and
•
repair and remediation costs.

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

Our general partner has control over all decisions related to our operations. Bob R. Simpson, our Chairman, Brent W. Clum, our Co- Chief Executive Officer, Chief Financial Officer and Director, and Keith A. Hutton, a Director (collectively, the “Founders”) own a majority interest in the membership interests in the sole member of our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, the executive officers and directors of our general partner also have a duty, in certain cases, to manage our general partner at the direction of MSOG, which is majority-owned and controlled by the Founders. As a result of these relationships, conflicts of interest may arise in the future between the Founders and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of us and our common unitholders. These conflicts include, among others, the following:

•
Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;
•
Neither our partnership agreement nor any other agreement requires the Founders or their respective affiliates (other than our general partner) to pursue a business strategy that favors us;
•
The Founders and their affiliates are not limited in their ability to compete with us, including with respect to future acquisition opportunities, and are under no obligation to offer or sell assets to us;
•
Our general partner determines the amount and timing of our development operations and related capital expenditures, asset purchases and sales, borrowings, issuance of additional partnership interests, other investments, including investment capital expenditures in other partnerships with which our general partner is or may become affiliated, and cash reserves, each of which can affect the amount of cash that is distributed to unitholders;
•
Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•
Our general partner determines which costs incurred by it and its affiliates are reimbursable by us;
•
Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•
Our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;
•
Our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units;
•
Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates; and
•
Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

A number of factors will affect our ability to issue securities and borrow money to finance growth, as well as the costs of such financings, including:

•
general economic and market conditions, including interest rates, prevailing at the time we desire to issue securities or borrow funds;
•
conditions in the oil and gas industry;
•
the market price of, and demand for, our common units;
•
our results of operations and financial condition; and
•
prices for oil, natural gas and NGLs.

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

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with different contractual standards. For example, our partnership agreement provides that:

•
whenever our general partner (acting in its capacity as our general partner), the Board or any committee thereof (including the Conflicts Committee of the Board (the "Conflicts Committee")) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the Board and any committee thereof (including the Conflicts Committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was not adverse to our best interests, and, except as specifically provided by our partnership agreement, will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or equitable principle;
•
our general partner may make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners at the time our partnership agreement was entered into where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:
•
how to allocate corporate opportunities among us and its other affiliates;
•
whether to exercise its limited call right;
•
whether to seek approval of the resolution of a conflict of interest by the Conflicts Committee;
•
how to exercise its voting rights with respect to the units it owns;
•
whether to sell or otherwise dispose of any units or other partnership interests it owns; and
•
whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

•
our general partner will not have any liability to us or our unitholders for breach of any duty in connection with decisions made in its capacity as general partner so long as it acted in good faith (meaning that it subjectively believed that the decision was not adverse to our best interest);
•
our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors acted in bad faith or engaged in intentional fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•
our general partner will not be in breach of its obligations under the partnership agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:
•
approved by the Conflicts Committee, although our general partner is not obligated to seek such approval;
•
approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;
•
determined by the Board to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or
•
determined by the Board to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders will have no right on an annual or ongoing basis to elect our general partner or its Board. The Board, including the independent directors, is chosen entirely by the Founders, as a result of their ownership of our general partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

Our partnership agreement does not limit the number of additional common units that we may issue at any time without the approval of our unitholders. In addition, we may issue an unlimited number of units that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects:

•
our unitholders’ proportionate ownership interest in us will decrease;
•
the amount of cash available for distribution on each unit may decrease;
•
the ratio of taxable income to distributions may increase;
•
the relative voting strength of each previously outstanding unit may be diminished; and
•
the market price of our common units may decline.

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

Affiliates of our general partner (including the Founders) own 17,266,734 common units, or approximately 31% of our limited partner interest. Under our partnership agreement, we have agreed to register for resale under the Securities Act and applicable state securities laws any common units or other partnership interests proposed to be sold by our general partner or any of its affiliates, which includes the Founders. The sale of these units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s Board or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to stockholders of certain corporations that are subject to all of the NYSE’s corporate governance requirements.

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

A general partner of a Delaware limited partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. A unitholder could be liable for our obligations as if it was a general partner if:

•
a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•
a unitholder’s right to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes “control” of our business.

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

The market price of our common units is influenced by many factors, some of which are beyond our control. The market price of our common units could be subject to wide fluctuations in response to a number of factors, most of which we cannot control, including:

•
changes in commodity prices;
•
changes in securities analysts’ recommendations and their estimates of our financial performance;
•
public reaction to our press releases, announcements and filings with the SEC;
•
fluctuations in broader securities market prices and volumes, particularly among securities of oil and natural gas companies and securities of publicly traded limited partnerships and limited liability companies;

•
changes in market valuations of similar companies;
•
departures of key personnel;
•
commencement of or involvement in litigation;
•
variations in our quarterly results of operations or those of other oil and natural gas companies;
•
variations in the amount of our quarterly cash distributions to our unitholders;
•
changes in tax law;
•
an election by our general partner to convert or restructure us as a taxable entity;
•
future issuances and sales of our common units; and
•
changes in general conditions in the U.S. economy, financial markets or the oil and natural gas industry.

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

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, capital, and other forms of business taxes, as well as subjecting nonresident partners to taxation through the imposition of withholding obligations and composite, combined, group, block, or similar filing obligations on nonresident partners receiving a distributive share of state “sourced” income. We currently own property or do business in New Mexico, Texas, Colorado, Montana and North Dakota, among other states. Imposition on us of any of these taxes in jurisdictions in which we own assets or conduct business or an increase in the existing tax rates could result in a reduction in the anticipated cash-flow and after-tax return to our unitholders, which would cause a reduction in the value of our common units.

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

If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under applicable rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue an information statement to each current unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our current unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own common units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

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

Moreover, upon the sale, exchange or other disposition of a common unit by a non-U.S. unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. The U.S. Department of the Treasury and the IRS have issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our common units. Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Distributions to non-U.S. unitholders may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. We currently anticipate all of our distributions will be in excess of the amount of our cumulative net income that has not previously been distributed. Accordingly, a distribution to a non-U.S. unitholder is expected to be subject to withholding at the highest applicable effective tax rate. Under these final regulations, we are required to issue qualified notices regarding these matters. Our qualified notices can be found on our public company website. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

Our cybersecurity risk management program is part of our overall risk management program, and shares common reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a team of IT and risk management professionals principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents; and
•
cybersecurity awareness training of all our employees.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors–Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions”.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee of the Board (the "Audit Committee") oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s design, implementation and enforcement of our cybersecurity risk management program described above.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common units are listed and traded on the New York Stock Exchange and NYSE Texas under the symbol “TXO.” As of February 26, 2026 there were 95 record holders. Our common units began publicly trading on the NYSE on January 27, 2023. Prior to that time, there was no public market for our common units.

Our fourth quarter distribution of $0.30 per unit with respect to cash available for distribution for the three months ended December 31, 2025, was declared on February 26, 2026 and will be paid on March 17, 2026 to unitholders of record on March 10, 2026. Our partnership agreement requires us to distribute all of our available cash within 60 days following the end of each quarter (other than the fourth quarter of each fiscal year), and within 90 days following the end of the fourth quarter of each fiscal year. See the “Cash Distribution Policy” section below for a discussion of our policy regarding distribution payments.

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

•
provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;
•
comply with applicable law, any of our debt instruments or other agreements; or
•
provide funds for distributions to our unitholders for any one or more of the next four quarters;

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

Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements as of and for the years ended December 31, 2025, 2024 and 2023 and related notes thereto, included in Item 8. Financial Statements. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. These forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those disclosed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

We have applied provisions of the SEC’s FAST Act Modernization and Simplification of Regulation S-K, which limits the discussion to the two most recent fiscal years. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended December 31, 2025 and 2024. For the comparison of the years ended December 31, 2024 and 2023, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Recent Developments

Asset Disposition

In February 2026, Cross Timbers executed agreements to dispose of certain oil and gas assets owned by Cross Timbers pursuant to purchase and sale agreements with multiple private buyers. We anticipate realizing about $40 million of aggregate proceeds from the Cross Timbers Transactions, subject in each case to customary purchase price adjustments, which we intend to use to pay a portion of the deferred payment for the WRE Acquisition. As a result of the Cross Timbers Transactions, we evaluated the recoverability of the Cross Timbers oil and gas assets and recorded an impairment of long-lived assets of $42.4 million for the year ended December 31, 2025. The Cross Timbers Transactions are expected to close in the second quarter of 2026, subject to customary closing conditions. There can be no assurance that all of the conditions to closing any or all of the Cross Timbers Transactions will be satisfied.

Equity Offering

On May 15, 2025, we completed the 2025 Offering for the sale of 11,666,667 common units at a price of $15.00 per common unit resulting in net proceeds of approximately $165.6 million net of underwriting discounts, commissions and other costs (the "2025 Offering"). On May 19, 2025, we completed the sale of an additional 1,750,000 common units at a price of $15.00 per common unit pursuant to the underwriter's exercise in full of its option to purchase additional common units in the 2025 Offering, resulting in additional proceeds of approximately $23.9 million net of underwriting discounts, commissions and other costs. We used the net proceeds from the 2025 Offering to fund a portion of the cash consideration for the WRE Acquisition.

Market Outlook

The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2023 through December 31, 2025, prices for crude oil and natural gas reached a high of $93.68 per Bbl and $5.29 per MMBtu, respectively, and a low of $55.27 per Bbl and $1.58 per MMBtu, respectively. Oil prices moderated during the first half of

2023 before initially increasing in the second half of 2023 as a result of expected supply constraints and hostilities in the Middle East. Since these concerns did not materialize, oil prices declined in December 2023 but continuing hostilities and higher global consumption pushed prices higher in the first half of 2024. However, increased supply led to lower prices in the second half of 2024 and continued throughout 2025, as OPEC unwound previous output cuts which lead to rising oil inventories. Oil prices were to $65.21 per Bbl as of January 30, 2026. These prices have been very volatile and experience large swings, sometimes on a day-to-day or week-to-week basis.

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

Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, the availability and cost of credit and the United States financial markets and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. Rising inflation has been pervasive for the last several years, increasing the cost of salaries, wages, supplies, material, freight, and energy. While we have seen inflation moderate, inflation continues to run higher than the Federal Reserve target, resulting in higher costs. Though we incorporated inflationary factors into our 2026 business plan, inflation may outpace those assumptions. We continue to undertake actions and implement plans to address these pressures and protect the requisite access to commodities and services, however, these mitigation efforts may not succeed or be insufficient. Nevertheless, we expect for the foreseeable future to experience inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs. We do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent these higher costs do not begin to reverse or start to increase again, we may experience a higher cost environment going forward. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.

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

	For the Year Ended December 31,
	2025	2024	2023
Crude oil sales	71%	70%	48%
Natural gas sales	21%	20%	44%
Natural gas liquid sales	8%	10%	8%

The following table presents that breakdown of our revenues for the periods specified below excluding the unrealized effects of our commodity derivative contracts.

	For the Year Ended December 31,
	2025	2024	2023
Crude oil sales	70%	66%	63%
Natural gas sales	21%	24%	27%
Natural gas liquid sales	9%	10%	10%

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

	For the Year Ended December 31,
	2025	2024	2023
Oil and condensate (MBbls)	4,174	2,716	2,376
Natural gas liquids (MBbls)	1,497	1,211	1,232
Natural gas (MMcf)	27,884	27,790	28,739
Total (MBoe)	10,318	8,559	8,397
Average net sales (MBoe/day)	28	23	23

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

Realized commodity prices

Our results of operations depend on many factors, particularly the price of our commodity production and our ability to market our production effectively. Oil and natural gas prices have historically been volatile. During the period from January 1, 2023 through December 31, 2025, prices for crude oil and natural gas reached a high of $93.68 per Bbl and $5.29 per MMBtu, respectively, and a low of $55.27 per Bbl and $1.58 per MMBtu, respectively. A future decline in commodity prices may adversely affect our business, financial condition or results of operations. Lower commodity prices may not only decrease our revenues, but also the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our Credit Facility, which is redetermined semi-annually. See “—Liquidity and Capital Resources—Revolving credit agreement.”

The NYMEX WTI, for oil prices, and NYMEX Henry Hub, for gas prices, are widely used benchmarks for the pricing of oil and natural gas in the United States. The price we receive for our oil and natural gas production is generally different than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. For example, the majority of our gas is sold at the San Juan basis. As such, our revenues are sensitive to the price of the underlying commodity to which they relate. The following is a comparison of average pricing excluding and including the effects of derivatives:

	For the Year Ended December 31,
	2025	2024	2023
Average prices:
Oil (Bbl)
Average NYMEX Price	$64.73	$75.76	$77.60
Average Realized Price (excluding derivatives)	$61.58	$72.92	$75.94
Average Realized Price (including derivatives)	$67.85	$73.01	$76.92
Differential to NYMEX	$(3.15)	$(2.84)	$(1.66)
Natural Gas (Mcf)
Average NYMEX Price	$3.62	$2.41	$2.66
Average Realized Price (excluding derivatives)	$2.65	$2.08	$5.20
Average Realized Price (including derivatives)	$3.07	$1.98	$5.87
Differential to NYMEX	$(0.97)	$(0.33)	$2.54
Natural gas liquids (Bbl)
Average Realized Price (excluding derivatives)	$21.45	$24.30	$22.53
Average Realized Price (including derivatives)	$21.46	$24.30	$23.70
High and low NYMEX prices:
Oil (Bbl)
High	$80.04	$86.91	$93.68
Low	$55.27	$65.75	$66.74
Natural gas (MMBtu)
High	$5.29	$3.95	$4.17
Low	$2.70	$1.58	$1.99

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

The price we receive for our oil and natural gas production is generally less than the NYMEX prices because of adjustments for basis, relative quality and other factors. At times, we enter into basis swap agreements for a portion of our gas production that effectively fix the basis adjustment for our delivery locations.

In the year ended December 31, 2025, all of our hedging activities increased oil revenue $26.2 million, NGL revenue $0.0 million and gas revenue $11.7 million. In the year ended December 31, 2024, all of our hedging activities increased oil revenue $0.2 million and decreased NGL revenue $0.0 million and gas revenue $2.8 million. In the year ended December 31, 2023, all of our hedging activities increased oil revenue $2.3 million, NGL revenue $1.4 million and gas revenue $19.4 million.

The following tables summarize our open oil, NGL and natural gas hedging positions as of December 31, 2025. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments.

Crude Oil—Swaps Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
January 2026 - June 2026	10,000	$62.89
July 2026 - September 2026	10,000	$61.44
October 2026 - December 2026	10,000	$59.29
January 2027 - June 2027	3,000	$60.56
July 2027 - December 2027	3,000	$63.43

Natural Gas Liquid—Swaps Production Period	Gallons per Day	Weighted Average NGL OPIS Price per Gallon
January 2027 - March 2027	14,700	$0.29

Natural Gas—Swaps Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
January 2026 - March 2026	50,000	$3.21
April 2026 - September 2026	50,000	$3.49
October 2026 - December 2026	50,000	$3.93
January 2027 - March 2027	42,500	$4.36
April 2027 - December 2027	32,500	$3.76

Natural Gas Basis Swaps—San Juan Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBTU (a)
March 2026 - March 2028	30,000	$(0.89)
(a)
Reductions to NYMEX gas price for delivery location

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

Income tax

Texas does not currently impose a personal income tax on individuals. However, Texas does impose the Revised Texas Franchise Tax (commonly referred to as the "Texas Margin Tax") on corporations, limited partnerships, and other entities conducting business in Texas. Although the Texas Margin Tax is not considered a traditional income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers Texas-sourced revenues and expenses. We are subject to the Texas Margin Tax.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our operations, including:

•
production volumes;
•
realized prices on the sale of oil, NGLs and natural gas;
•
production expenses;
•
acquisition and development expenditures
•
Adjusted EBITDAX; and
•
Cash Available for Distribution.

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

Cash Available for Distribution

We use cash available for distribution to assess our ability to internally fund our exploration and development activities, pay distributions, and to service or incur additional debt. We define cash available for distribution as Adjusted EBITDAX plus cash interest income less cash interest expense, exploration expense and development costs. Development costs include all of our capital expenditures made for oil and gas properties, other than acquisitions. Cash available for distribution will not reflect changes in working capital balances.

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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net (loss) income	$(21,619)	$23,496	$(103,987)
Interest expense	16,964	7,873	4,423
Interest income	(618)	(1,078)	(461)
Depreciation, depletion and amortization	96,574	52,409	44,288
Impairment of long-lived assets	42,425	—	223,384
Accretion of discount in asset retirement obligation	15,651	11,623	8,644
Exploration expense	469	373	151
Unrealized (gain)/loss on derivatives	(24,152)	7,399	(106,247)
Non-cash incentive compensation	16,303	6,165	3,470
Non-recurring loss	116	394	209
Adjusted EBITDAX	$142,113	$108,654	$73,874
Cash interest expense	(15,781)	(6,974)	(3,677)
Cash interest income	618	1,078	461
Exploration expense	(469)	(373)	(151)
Development costs	(71,713)	(23,242)	(35,799)
Cash Available for Distribution	$54,768	$79,143	$34,708

Net cash provided by operating activities	$118,187	$109,299	$77,150
Changes in operating assets and liabilities	8,294	(6,914)	(6,643)
Development costs	(71,713)	(23,242)	(35,799)
Cash Available for Distribution	$54,768	$79,143	$34,708

Results of Operations

	For the year ended December 31,
	2025	2024	2023
	(in thousands)
Revenues:
Oil and condensate sales	$283,192	$198,324	$182,733
Natural gas liquids sales	32,121	29,430	29,193
Gas sales	85,699	55,056	168,792
Total revenues	401,012	282,810	380,718
Expenses:
Production	186,229	150,295	144,730
Exploration	469	373	151
Taxes, transportation, and other	68,781	60,442	75,415
Depreciation, depletion and amortization	96,574	52,409	44,288
Impairment of long-lived assets	42,425	—	223,384
Accretion of discount in asset retirement obligation	15,651	11,623	8,644
General and administrative	21,464	14,529	7,887
Total expenses	431,593	289,671	504,499
Operating loss	(30,581)	(6,861)	(123,781)
Other income (expense):
Other income	25,308	37,152	23,756
Interest income	618	1,078	461
Interest expense	(16,964)	(7,873)	(4,423)
Total other income	8,962	30,357	19,794
Net (loss) income	(21,619)	23,496	(103,987)

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	For the year ended December 31,
	2025	2024	2023
Sales:
Oil and condensate sales (MBbls)	4,174	2,716	2,376
Natural gas liquids sales (MBbls)	1,497	1,211	1,232
Natural gas sales (MMcf)	27,884	27,790	28,739
Total (MBoe)	10,318	8,559	8,397
Total (MBoe/d)	28	23	23
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$61.58	$72.92	$75.94
Oil and condensate (per Bbl) (1)	$67.85	$73.01	$76.92
Natural gas liquids excluding the effects of derivatives (per Bbl)	$21.45	$24.30	$22.53
Natural gas liquids (per Bbl) (2)	$21.46	$24.30	$23.70
Natural gas excluding the effects of derivatives (per Mcf)	$2.65	$2.08	$5.20
Natural gas (per Mcf) (3)	$3.07	$1.98	$5.87
Expense per Boe:
Production	$18.05	$17.56	$17.24
Taxes, transportation and other	$6.67	$7.06	$8.98
Depreciation, depletion and amortization	$9.36	$6.12	$5.27
General and administrative expenses	$2.08	$1.70	$0.94

(1)
Oil and condensate prices include both realized and unrealized gains and losses from derivatives. The unrealized gains were $19.1 million for the year ended December 31, 2025 ,$5.8 million for the year ended December 31, 2024 and $9.5 million for the year ended December 31, 2023. The realized gains were $7.1 million for the year ended December 31, 2025 and realized losses were $5.6 million for the year ended December 31, 2024 and $7.1 million for the year ended December 31, 2023.
(2)
Natural gas liquids prices include both realized and unrealized gains and losses from derivatives. The unrealized gains were $0.0 million for the year ended December 31, 2025, unrealized losses were $0.5 million for the year ended December 31, 2024 and unrealized gains were $1.0 million for the year ended December 31, 2023. The realized gains were $0.0 million for the year ended December 31, 2025 ,$0.5 million for the year ended December 31, 2024 and $0.4 million for the year ended December 31, 2023.
(3)
Natural gas prices include both realized and unrealized gains and losses from derivatives. The unrealized gains were $5.0 million for the year ended December 31, 2025, unrealized losses were $12.8 million for the year ended December 31, 2024 and unrealized gains were $95.8 million for the year ended December 31, 2023. The realized gains were $6.6 million for the year ended December 31, 2025 and $10.0 million for the year ended December 31, 2024 and realized losses were $76.4 million for the year ended December 31, 2023.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenues

Revenues increased $118.2 million, or 42%, from $282.8 million for the year ended December 31, 2024 to $401.0 million for the year ended December 31, 2025. The increase was primarily attributable to an increase in production of 1,758 MBoe which resulted in increased revenue of $96.1 million primarily as a result of the acquisition of producing assets in the Williston Basin being offset by natural declines in San Juan Basin and an increase in average selling price, excluding the effects of derivatives, on gas of 27%, resulting in an increase in revenue of $15.9 million. Additionally, the change in net gains on our hedging activity of $40.4 million, of which $31.5 million were related to unrealized gains and $8.9 million related to higher realized gains. These increases were partially offset by a decrease in the average selling price, excluding the effects of derivatives, on oil of 16%, resulting in a decrease in revenue of $30.8 million and on NGLs of 12%, resulting in a decrease in revenue of $3.5 million.

Production expenses

Production expenses increased $35.9 million, or 24%, from $150.3 million for the year ended December 31, 2024 to $186.2 million for the year ended December 31, 2025. Of this increase, $31.2 million is attributable to production from the Williston Basin acquisitions. Additionally, the increase was due to increased maintenance and personnel costs on our historical properties.

On a per unit basis, production expenses increased from $17.56 per Boe sold for the year ended December 31, 2024 to $18.05 per Boe sold for the year ended December 31, 2025. The increase is primarily related to the increased costs per Boe from our historical properties as actual costs increased while production from our historical properties decreased. Additionally, costs were higher per Boe on our Williston Basin properties in 2025.

Taxes, transportation, and other

Taxes, transportation, and other increased $8.3 million, or 14%, from $60.4 million for the year ended December 31, 2024 to $68.8 million for the year ended December 31, 2025. The increase is primarily attributable to increased oil, NGLs and natural gas volumes and natural gas prices partially offset by the decrease in oil and NGL prices.

On a per unit basis, taxes, transportation, and other decreased from $7.06 per Boe sold for the year ended December 31, 2024 to $6.67 per Boe sold for the year ended December 31, 2025. The decrease is primarily attributable to the decrease in oil and NGL prices partially offset by increased natural gas prices.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization increased $44.2 million, or 84%, from $52.4 million for the year ended December 31, 2024 to $96.6 million for the year ended December 31, 2025. The increase is primarily attributable to the increased production associated with the Williston Basin acquisitions of $38.4 million which has a higher rate than the historical properties and increased costs on our historical properties of $5.8 million, primarily due to changes in production mix.

On a per unit basis, depreciation, depletion, and amortization increased from $6.12 per Boe sold for the year ended December 31, 2024 to $9.36 per Boe sold for the year ended December 31, 2025. The increase is primarily related to the production associated with the Williston Basin acquisitions which has a higher rate than the historical properties as well as changes in production mix on our historical properties which resulted in higher costs per Boe.

Impairment of long-lived assets

We recorded an impairment of long-lived assets of $42.4 million for the year ended December 31, 2025. The impairment was related to our assets in the Permian Basin, that is within our Cross Timbers joint venture, primarily due to lower oil prices and higher costs. We did not record an impairment of long-lived assets for the year ended December 31, 2024.

General and administrative

General and administrative (“G&A”) expenses increased $6.9 million, or 48%, from $14.5 million for the year ended December 31, 2024 to $21.5 million for the year ended December 31, 2025. The increase is primarily attributable to higher personnel costs due in part to amortization of unit awards and higher professional fees.

On a per unit basis, G&A expense increased from $1.70 per Boe sold for the year ended December 31, 2024 to $2.08 per Boe sold for the year ended December 31, 2025. The increase is primarily related to increased costs partially offset by increased production.

Other income

Other income decreased $11.8 million, or 32%, from $37.2 million for the year ended December 31, 2024 to $25.3 million for the year ended December 31, 2025. The decrease is primarily attributable to the decreased bonus receipts on term assignment of leases of $6.7 million and lower CO2 and plant income of $5.1 million as a result of third-party pipeline disruptions. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.

Interest expense

Interest expense increased $9.1 million, or 115%, from $7.9 million for the year ended December 31, 2024 to $17.0 million for the year ended December 31, 2025. The increase is primarily attributable to increased borrowings due to the Williston Basin Transactions partially offset by a lower interest rate.

Liquidity and Capital Resources

Our primary sources of liquidity and capital are cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $284.0 million at December 31, 2025 and $150.0 million at December 31, 2024, and the remaining availability under our Credit Facility was $126.0 million at December 31, 2025 and $125.0 million at December 31, 2024. Additionally, we had negative net working capital (including cash and excluding the effects of derivative instruments) of $71.8 million at December 31, 2025 and $2.5 million at December 31, 2024. The negative net working capital of $71.8 million at December 31, 2025 is primarily related to the $70.0 million deferred payment on the WRE Acquisition that is due July 31, 2026.

On May 15, 2025, we completed the 2025 Offering for the sale of approximately 11,666,667 common units at a price of $15.00 per common unit resulting in net proceeds of approximately $165.6 million net of underwriting discounts, commissions and other costs. On May 19, 2025, we completed the sale of an additional 1,750,000 common units at a price of $15.00 per common unit pursuant to the underwriter's exercise in full of its option to purchase additional common units in the 2025 Offering, resulting in additional net proceeds of approximately $23.9 million, after deducting underwriting discounts, commissions and other costs. We used a portion of the proceeds from the 2025 Offering to fund a portion of the cash consideration for the WRE Acquisition.

Our net credit facility debt as of December 31, 2025 was $274.6 million (less cash of $9.4 million). These borrowings under our Credit Facility, which increased our net debt-to-EBITDAX ratio to between one and two, were incurred to fund the remainder of the Williston Basin Transactions. We expect to maintain this range of leverage moving forward.

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

Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. Our fourth quarter distribution of $0.30 per unit with respect to cash available for distribution for the three months ended December 31, 2025, was declared on February 26, 2026 and will be paid on March 17, 2026 to unitholders of record on March 10, 2026.

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

Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions were $335.3 million for the year ended December 31, 2025 and $288.3 million for the year ended December 31, 2024.

We incurred costs of approximately $71.1 million for drilling, completion and recompletion activities and facilities costs in 2025 and we have budgeted approximately $70 million for such costs in 2026. We expect to fund these capital expenditures from cash flow from operations.

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

Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our distributions, meet our debt obligations and fund our 2026 capital development programs from cash flow from operations.

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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$118,187	$109,299	$77,150
Net cash used by investing activities	(335,317)	(288,283)	(46,220)
Net cash provided by (used by) financing activities	219,199	181,784	(35,629)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net cash provided by operating activities

Net cash provided by operating activities increased $8.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily as a result of increased production and higher natural gas prices partially offset by higher expenses and lower oil prices in 2025 compared to 2024.

Net cash used by investing activities

Net cash used by investing activities increased $47.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to an increase in development costs of $48.5 million partially offset by a decrease in proved property and other property acquisitions of $1.5 million.

Net cash provided by (used by) financing activities

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Proceeds from long-term debt	$405,500	$251,000	$86,000
Payments on long-term debt	(271,500)	(122,000)	(178,000)
Proceeds from initial public offering	—	—	106,277
Net proceeds from public offering	189,502	141,233	—
Debt issuance costs	(2,433)	(3,173)	(144)
Proceeds from sale of units to cover withholding taxes	1,903	930	—
Withholding taxes paid on vesting of restricted units	(2,358)	(851)	—
Distributions	(101,415)	(85,355)	(49,762)
Net cash provided by (used by) financing activities	$219,199	$181,784	$(35,629)

Net cash provided by financing activities increased $37.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to increased proceeds from public offerings of $48.3 million and an increase in net borrowings under our credit facility of $5.0 million partially offset by increased distributions to unitholders of $16.1 million.

Revolving credit agreement

On July 31, 2025, we entered into Amendment No. 5 and Borrowing Base Agreement (“Amendment No. 5”) on our senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 5 extended the maturity date of the Credit Facility to August 30, 2029, increased the borrowing base from $275 million to $410 million and joined certain new Lenders to the Credit Facility. Our Credit Facility permits us to use proceeds for general partnership purposes including distributions to our unitholders. Our obligations under the Credit Facility are secured by substantially all of our assets, including (i) our interest in Cross Timbers, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by the joint venture and (iv) any oil and gas properties owned directly by us and our wholly-owned subsidiaries. In connection with entering into the Credit Facility, as of December 31, 2025, we incurred financing fees and expenses of approximately $8.6 million before accumulated amortization of $3.6 million. These costs are being amortized over the life of the Credit Facility. We incurred $2.4 million of financing fees and expenses in conjunction with Amendment No. 5. Such amortized expenses are recorded as interest expense on the statements of operations. As of December 31, 2025, we had $284.0 million in borrowings outstanding under our Credit Facility and $126.0 million in availability.

Under our Credit Facility, the borrowing base is determined based on the value of our oil and natural gas properties and the oil and gas properties of our wholly-owned subsidiaries. The borrowing base is subject to further adjustments for asset dispositions, material title deficiencies, certain terminations of hedge agreements and issuances of permitted additional indebtedness.

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

At our election, interest on borrowings under the Credit Facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at SOFR. We are required to pay a commitment fee to the lenders under the Credit Facility, which accrues at a rate per annum of 0.5% on the average daily unused amount of the aggregate commitments under the Credit Facility minus the aggregate outstanding principal amount of all advances at such time. The weighted average interest rate on Credit Facility borrowings was 7.9% in 2025. The effective borrowing rate under our Credit Facility was 7.6% as of December 31, 2025.

We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the credit facility but shall exclude the fair value of derivative instruments and any advances under the facility and (ii) a ratio of total indebtedness-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Effective with the Second Amendment entered in June 2023 (the “Second Amendment”), our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume. Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility, we were in compliance with all of our debt covenants as of December 31, 2025 and December 31, 2024. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.

Our Credit Facility permits us to make distributions of 100% of our “Distributable Cash Flow” so long as (i) at the time of any such distribution and immediately after giving effect thereto, no default, event of default or borrowing base deficiency has occurred and is continuing, (ii) the ratio of total net debt-to-EBITDAX does not exceed 2.25 to 1.00 as of the last day of the fiscal quarter most recently ended for which our financial statements have been delivered (determined on a pro forma basis after giving effect to such distribution) and (iii) after giving effect to such distribution, there is at least 20% of total borrowings then available under our Credit Facility. For purposes of our Credit Facility, “Distributable Cash Flow” is defined, generally, to mean (a) our EBITDAX during each period of four consecutive quarters (a “rolling period”), minus the increase (or plus the decrease) in working capital from the previous rolling period minus (b) the sum of (i) capital expenditures paid in cash, (ii) cash interest expense, (iii) cash taxes paid, (iv) exploration expenses or costs paid in cash, (v) restricted payments made in cash (other than any prior distributions of Distributable Cash Flow) and (vi) to the extent not included in this clause (b) and otherwise added back in the calculation of EBITDAX, any other cash charge that reduces our earnings. The amount of Distributable Cash Flow with respect to any fiscal quarter is further reduced by all prior distributions of Distributable Cash Flow during the applicable rolling period.

Contractual obligations and commitments

We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.

Derivative contracts

We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of December 31, 2025, the current liability related to such contracts was $5.1 million and the non-current liability was less than $0.1 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas.

For further information on derivative contracts, see Note 9 in the financial statements included in Item 8. Financial Statements and Supplementary Data.

Deferred Payment

At December 31, 2025, we had a $70.0 million deferred payment that we incurred as part of the consideration on the WRE Acquisition that is due July 31, 2026.

Asset Retirement Obligation

At December 31, 2025, we had asset retirement obligations of $221.1 million inclusive of a current portion of $3.5 million. For further information on asset retirement obligations, see Note 7 in the financial statements included in Item 8. Financial Statements and Supplementary Data.

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, primarily for the following reasons:

Property acquisitions

We have completed three acquisitions in the past two years that affect the comparability of results of operations between 2023, 2024 and 2025 to some extent. We intend to continue to grow our operations through prudent acquisitions. Additionally, it is possible that we will effect divestitures of certain of our assets. We may enter into acquisitions and/or divestitures in the ordinary course of business that may affect our future operations, including our revenues and operating expenses. The following is a summary of our significant acquisition activity that occurred from the beginning of 2023 to the date of this Annual Report on Form 10-K:

•
Williston Basin Acquisitions 2024. The acquisitions in August 2024 of producing properties in the Williston Basin of Montana and North Dakota for approximately $311.2 million.
•
Williston Basin Acquisition 2025. The acquisition in July 2025 of producing properties in the Williston Basin of Montana and North Dakota for approximately $331.6 million including the $70.0 million deferred payment that is due July 31, 2026.

Supply, demand, market risk and their impact on oil prices.

The oil and natural gas industry is cyclical and commodity prices are highly volatile. During the period from January 1, 2023 through December 31, 2025, prices for crude oil and natural gas reached a high of $93.68 per Bbl and $5.29 per MMBtu, respectively, and a low of $55.27 per Bbl and $1.58 per MMBtu, respectively. Oil prices moderated over the first half of 2023 before initially increasing in the second half of 2023 as a result of expected supply constraints and hostilities in the Middle East. Since these concerns did not materialize, oil prices declined in December 2023 but continuing hostilities and higher global consumption pushed prices higher in the first half of 2024. However, increased supply led to lower prices in the second half of 2024 and continued throughout 2025 as OPEC unwound previous output cuts leading to rising inventories. Oil prices were $65.21 per Bbl as of January 30, 2026.

Other factors impacting supply and demand include weather conditions, pipeline capacity constraints, inventory storage levels, basis differentials, export capacity, strength of the U.S. dollar as well as other factors, the majority of which are outside of our control. As a result of these external factors, we expect global commodity price volatility will continue throughout 2026. Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production. Please see “Risk Factors—Risks Related to the Natural Gas, NGL and Oil Industry and Our Business—Commodity prices are volatile—A sustained decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.”

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

Impairment

We evaluate our producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, we compare the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future cash flows of such properties. We record any impairments to accumulated depreciation, depletion and amortization on the balance sheets. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation such as a change in our future capital plans, we may incur proved property impairments in future periods. We recorded an impairment of long-lived assets of $42.4 million for the year ended December 31, 2025 and $223.4 million for the year ended December 31, 2023. We did not recognize an impairment of long-lived assets during the year ended December 31, 2024.

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

Depreciation, depletion and amortization (DD&A) of proved producing properties is computed on the unit-of production method based on estimated proved oil and gas reserves. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

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

The impairment assessment process is primarily dependent upon the estimate of proved reserves. Any overstatement of estimated proved reserve quantities would result in an overstatement of estimated future net cash flows, which could result in an understated assessment of impairment. The subjectivity and risks associated with estimating proved reserves are discussed under “Oil and Natural Gas Reserves” below. Prediction of product prices is subjective since prices are largely dependent upon supply and demand resulting from global and national conditions generally beyond our control. However, management’s assessment of product prices for purposes of impairment is consistent with that used in its business plans and investment decisions. While there is judgment involved in management’s estimate of future product prices, the potential impact on impairment has not been significant recently since product prices have been substantially higher than our net acquisition and development costs per Boe. Prior to 2023, our historical impairment of proved properties included $311.5 million of proved property impairments from 2014 through 2022. As a result of the Cross Timbers Transactions, we evaluated the recoverability of the Cross Timbers oil and gas assets and recorded an impairment of long-lived assets of $42.4 million for the year ended December 31, 2025. The impairment was related to our assets in the Permian Basin, that is within our Cross Timbers joint venture, primarily due to lower oil prices and higher costs. Additionally, we recorded an impairment of long-lived assets of $223.4 million for the year ended December 31, 2023. The impairment was related to our assets in the Permian Basin, that is within our Cross Timbers joint venture, primarily due to a lower net commodity price environment, increased costs as well as a change in our development plans to reduce the duration of the proved undeveloped reserves from five years to two years. We did not recognize an impairment of long-lived assets for the year ended December 31, 2024. We believe that a sensitivity analysis regarding the effect of changes in assumptions on estimated impairment is impracticable to provide because of the number of assumptions and variables involved which have interdependent effects on the potential outcome.

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

DD&A of producing properties is computed on the unit-of-production method based on estimated proved oil and natural gas reserves. While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized. Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition. During 2025, net upward revisions to proved reserves on a Boe basis occurred, which, assuming no other changes to reserves, would result in a decrease in DD&A expense of 11% in 2026.

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

As of December 31, 2025 the fair market value of our oil, NGL and natural gas derivative contracts was a net asset of $18.8 million. Based upon our open commodity derivative positions at December 31, 2025, a hypothetical 10% change in the NYMEX WTI and Henry Hub prices and basis prices would change our net oil and natural gas derivative asset by approximately $38.9 million.

(in thousands)	Fair Value at December 31, 2025	Hypothetical Price Increase or Decrease of 10%
Derivative asset (liability) – Crude Oil	$21,771	$27,103
Derivative asset (liability) – Natural Gas Liquids	$19	$37
Derivative asset (liability) – Natural Gas	$(3,030)	$11,774
	$18,760	$38,914

The hypothetical change in fair value could be a gain or loss depending on whether prices increase or decrease.

Counterparty and customer credit risk

Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds in major financial institutions. We often have balances in excess of the federally insured limits.

We sell oil, NGL and natural gas production to various types of customers. Credit is extended based on an evaluation of the customer’s financial condition and historical payment record. The future availability of a ready market for our production depends on numerous factors outside of our control, none of which can be predicted with certainty. Sales to three purchasers for the year ended December 31, 2025, two purchasers for the year ended December 31, 2024, and two purchasers for the year ended December 31, 2023, were greater than 10% of total revenues. See “Business—Operations—Marketing and Customers.” We do not believe the loss of any single purchaser would materially impact our operating results because oil, NGLs and natural gas are fungible products with well-established markets and numerous purchasers.

At December 31, 2025, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.

Interest rate risk

At December 31, 2025, we had $284.0 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $2.8 million per year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors

TXO Partners, L.P. and TXO Partners GP, LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TXO Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles

Basis for Opinion

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

February 26, 2026

TXO PARTNERS, L.P.

Consolidated Balance Sheets

(in thousands)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$9,374	$7,305
Accounts receivable, net	52,391	39,689
Derivative fair value	18,276	6,412
Other	15,293	11,041
Total Current Assets	95,334	64,447
Property and Equipment, at cost—successful efforts method:
Proved properties	2,336,977	1,912,624
Unproved properties	18,863	18,706
Other	89,065	85,425
Total Property and Equipment	2,444,905	2,016,755
Accumulated depreciation, depletion and amortization	(1,204,261)	(1,065,364)
Net Property and Equipment	1,240,644	951,391
Other Assets:
Note receivable from related party	7,131	7,131
Derivative fair value	5,576	2,065
Other assets	6,218	5,807
Total Other Assets	18,925	15,003
TOTAL ASSETS	$1,354,903	$1,030,841
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$27,979	$18,217
Deferred payment	70,000	-
Accrued liabilities	45,776	38,927
Derivative fair value	5,057	5,846
Asset retirement obligation, current portion	3,500	2,000
Other current liabilities	1,605	1,347
Total Current Liabilities	153,917	66,337
Long-term Debt	291,100	157,100
Other Liabilities:
Asset retirement obligation	217,585	188,904
Derivative fair value	35	8,022
Other liabilities	534	1,062
Total Other Liabilities	218,154	197,988
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	691,732	609,416
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,354,903	$1,030,841

See accompanying notes to consolidated financial statements.

TXO PARTNERS, L.P.

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Oil and condensate	$283,192	$198,324	$182,733
Natural gas liquids	32,121	29,430	29,193
Gas	85,699	55,056	168,792
Total Revenues	401,012	282,810	380,718
EXPENSES
Production	186,229	150,295	144,730
Exploration	469	373	151
Taxes, transportation and other	68,781	60,442	75,415
Depreciation, depletion, and amortization	96,574	52,409	44,288
Impairment of long-lived assets	42,425	—	223,384
Accretion of discount in asset retirement obligation	15,651	11,623	8,644
General and administrative	21,464	14,529	7,887
Total Expenses	431,593	289,671	504,499
OPERATING LOSS	(30,581)	(6,861)	(123,781)
OTHER INCOME (EXPENSE)
Other income	25,308	37,152	23,756
Interest income	618	1,078	461
Interest expense	(16,964)	(7,873)	(4,423)
Other Income	8,962	30,357	19,794
NET (LOSS) INCOME	$(21,619)	$23,496	$(103,987)

NET (LOSS) INCOME PER COMMON UNIT
Basic	$(0.43)	$0.66	$(3.44)
Diluted	$(0.43)	$0.65	$(3.44)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	49,769	35,559	30,265
Diluted	49,769	36,132	30,265

See accompanying notes to consolidated financial statements.

TXO PARTNERS, L.P.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net (loss) income	$(21,619)	$23,496	$(103,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of assets acquired and liabilities assumed:
Depreciation, depletion, and amortization	96,574	52,409	44,288
Impairment of long-lived assets	42,425	—	223,384
Accretion of discount in asset retirement obligation	15,651	11,623	8,644
Derivative fair value (gain) loss	(37,865)	2,566	(23,179)
Net cash received from (paid to) counterparties	13,713	4,833	(83,068)
Non-cash incentive compensation	16,303	6,165	3,470
Other non-cash items	1,299	1,293	955
Changes in operating assets and liabilities(a)	(8,294)	6,914	6,643
Cash Provided by Operating Activities	118,187	109,299	77,150
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	18	122	—
Proved property acquisitions	(262,751)	(263,652)	(8,700)
Development costs	(71,713)	(23,242)	(35,799)
Unproved property acquisitions	(157)	(227)	(72)
Other property additions	(714)	(1,284)	(1,649)
Cash Used by Investing Activities	(335,317)	(288,283)	(46,220)
FINANCING ACTIVITIES
Proceeds from long-term debt	405,500	251,000	86,000
Payments on long-term debt	(271,500)	(122,000)	(178,000)
Net proceeds from initial public offering	—	—	106,277
Net proceeds from public offering	189,502	141,233	—
Debt issuance costs	(2,433)	(3,173)	(144)
Proceeds from sale of units to cover withholding taxes	1,903	930	—
Withholding taxes paid on vesting of restricted units	(2,358)	(851)	—
Distributions	(101,415)	(85,355)	(49,762)
Cash Provided by (Used by) Financing Activities	219,199	181,784	(35,629)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,069	2,800	(4,699)
Cash and Cash Equivalents, beginning of period	7,305	4,505	9,204
Cash and Cash Equivalents, end of period	$9,374	$7,305	$4,505
(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(12,773)	$(7,991)	$19,683
Other assets	(2,294)	1,628	(546)
Current liabilities	10,215	14,777	(10,877)
Other operating liabilities	(3,442)	(1,500)	(1,617)
	$(8,294)	$6,914	$6,643

See accompanying notes to consolidated financial statements.

TXO PARTNERS, L.P.

Consolidated Statements of Partners’ Capital

(in thousands)

	Series 5 Preferred		Common Units		Total
	Units	$	Units	$	$
Balances December 31, 2022	$2	$206,074	14,356	$315,463	$521,537
Net loss	—	—	—	(103,987)	(103,987)
Net proceeds from initial public offering	—	—	5,750	102,540	102,540
Expensing of unit awards	—	—	—	3,470	3,470
Distributions to unitholders	—	—	—	(49,762)	(49,762)
Conversion of Series 5 preferred to Common equity	(2)	(206,074)	10,644	206,074	—
Balances December 31, 2023	-	$-	30,750	$473,798	$473,798
Net income	—	—	—	23,496	23,496
Net proceeds from sale of units	—	—	7,475	141,233	141,233
Units issued in acquisition of oil and gas properties	—	—	2,500	50,000	50,000
Proceeds from sale of units to cover withholding taxes	—	—	—	930	930
Withholding taxes paid on vesting of restricted units	—	—	—	(851)	(851)
Expensing of unit awards	—	—	188	6,165	6,165
Distributions to unitholders	—	—	—	(85,355)	(85,355)
Balances December 31, 2024	—	$—	40,913	$609,416	$609,416
Net loss	—	—	—	(21,619)	(21,619)
Net proceeds from sale of units	—	—	13,417	189,502	189,502
Proceeds from sale of units to cover withholding taxes	—	—	—	1,903	1,903
Withholding taxes paid on vesting of restricted units	—	—	—	(2,358)	(2,358)
Expensing of unit awards	—	—	454	16,303	16,303
Distributions to unitholders	—	—	—	(101,415)	(101,415)
Balances December 31, 2025	—	$—	54,784	$691,732	$691,732

See accompanying notes to consolidated financial statements.

TXO PARTNERS, L.P.

Notes to Consolidated Financial Statements

1.
Organization and Summary of Significant Accounting Policies

TXO Partners, L.P. (TXO Partners or the Partnership) is an independent oil and gas company that was formed as a Delaware limited partnership in January 2012 (with an effective inception of operations at January 18, 2012). The operations of TXO Partners are governed by the provisions of the partnership agreement, as amended, executed by the general partner, TXO GP, LLC (the General Partner) and the limited partners. The General Partner is the manager and operator of TXO Partners. The General Partner is managed by the board of directors and executive officers of our General Partner. The board of directors is made up of nine directors, each of whom was appointed by MorningStar Oil & Gas, LLC (“MSOG”), as the sole member of our General Partner. Pursuant to applicable provisions of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”) and the limited partnership agreement, the partners have no liability for the debts, obligations and liabilities of TXO Partners, except as expressly required in the limited partnership agreement or the Delaware Act. TXO Partners will remain in existence unless and until dissolved in accordance with the terms of the partnership agreement.

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

Reorganization and Public Listing of Common Units

In January 2023, we completed a series of reorganization transactions in conjunction with publicly listing our common units on the New York Stock Exchange. These included the following transactions (the Reorganization Transactions):

•
We effectuated a one-for-25.33 reverse unit split;
•
We caused the exchange of all outstanding Series 5 preferred units for 10,644,484 common units, resulting in our capital structure to consist of a single class of common units;
•
All limited partner holders party to our amended and restated agreement of limited partnership contributed all of the outstanding equity interests in us to a new parent company, MorningStar Partners II, L.P., a Delaware limited partnership (“MSP II”) in exchange for equity interests in MSP II; and
•
We amended our governing documents to, among other things, (i) change our name from “MorningStar Partners, L.P.” to “TXO Partners, L.P.” and (ii) reflect TXO GP, LLC, a Delaware limited liability company, as our new non-economic general partner.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include the following:

•
estimates of proved reserves and related estimates of the present value of future revenues;
•
the recoverability and fair value of oil and gas properties;
•
estimates of revenue earned but not yet received;
•
asset retirement obligations;
•
valuation of derivative instruments; and
•
legal and environmental risks and exposure.

Property and Equipment

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. We generally pursue acquisition and development of proved reserves as opposed to exploration activities. All of the proved property costs reflected in the accompanying balance sheet are from TXO Partners, our wholly-owned subsidiary, MorningStar Operating LLC, and our 50% share of the joint venture’s proved properties as of December 31, 2025 and 2024. Proved properties balances include costs of $10.1 million at December 31, 2025 and $8.5 million at December 31, 2024 related to wells in process of drilling. Successful drill well costs are transferred to proved properties generally within one month of the well completion date.

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

If conditions indicate that proved properties may be impaired, the carrying value of property is compared to management’s future estimated pre-tax undiscounted cash flow from properties generally aggregated on a field-level basis. If impairment is necessary, the asset carrying value is written down to fair value, typically a discounted present value of estimated future cash flows. Cash flow pricing estimates are based on estimated reserves and production information and pricing assumptions that management believes are reasonable. As a result of the Cross Timbers Transactions, we evaluated the recoverability of the Cross Timbers oil and gas assets and recorded an impairment of long-lived assets of $42.4 million for the year ended December 31, 2025 related to our assets in the Permian Basin. During the year ended December 31, 2024, we did not recognize an impairment of long-lived assets. During the year end ended December 31, 2023, we recognized an impairment of long-lived assets of $223.4 million for our assets in the Permian Basin, that is within our Cross Timbers joint venture, primarily due to a lower net commodity price environment and increased costs as well as a change in our development plans to reduce the duration of the proved undeveloped reserves from five years to two years. We recorded the impairment to accumulated depreciation, depletion and amortization on the balance sheets.

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

Income Taxes

TXO Partners is a limited partnership treated as a partnership for federal income tax purposes, with income tax liabilities and/or benefits of the Partnership passed through to the partners. As such, we are not a taxable entity for federal income tax purposes and we do not directly pay federal income tax.

For state tax purposes, we are subject to the Revised Texas Franchise Tax (commonly referred to as the "Texas Margin Tax"). Although the Texas Margin Tax is not considered a traditional state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses. Due to immateriality, income taxes related to the Texas margin tax have been included in general and administrative expenses on the statement of operations and no deferred tax amounts were calculated.

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

Segments

We evaluated how TXO Partners is organized and managed and have identified only one reporting segment, which is the exploration and production of oil, natural gas and natural gas liquids. The operating segments within the reportable segment have been aggregated based on the similarity of their economic and other characteristics, including product type and services. All of our assets are located in the United States, and all revenues are attributable to United States customers. See Note 15.

Significant Purchasers

Our production is sold to various purchasers, based on their credit rating and the location of our production. Sales to three purchasers for the year ended December 31, 2025, two purchasers for the year ended December 31, 2024, and two purchasers for the year ended December 31, 2023, as shown in the table below, were greater than 10% of total revenues. We believe that alternative purchasers are available, if necessary, to purchase production at prices substantially similar to those received from these significant purchasers.

Customer	2025	2024	2023
Customer A	20%	33%	31%
Customer B	12%	12%	—%
Customer C	10%	—%	—%
Customer D	—%	—%	11%

Earnings per Common Unit

We report basic earnings per unit, which excludes the effect of potentially dilutive securities, and diluted earnings per common unit, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. See Note 11.

2.
Acquisitions and Dispositions

In February 2026, Cross Timbers executed agreements to dispose of certain of the oil and gas assets owned by Cross Timbers pursuant to purchase and sale agreements with multiple private buyers. We anticipate realizing about $40 million of aggregate proceeds from the Cross Timbers Transactions, subject in each case to customary purchase price adjustments, which we intend to use to pay a portion of the deferred payment for the WRE Acquisition. The Cross Timbers Transactions are expected to close in the second quarter of 2026, subject to customary closing conditions. There can be no assurance that all of the conditions to closing any or all of the Cross Timbers Transactions will be satisfied.

In July 2025, we completed the acquisition of certain oil and gas assets from White Rock Energy, LLC, which are located in the Elm Coulee field in Montana and North Dakota for cash consideration of $331.6 million, including a deferred payment of $70.0 million which is due on July 31, 2026. Our purchase price allocation included $343.0 million to proved properties, $3.0 million to other properties, $1.7 million to other current assets, $6.9 million to other current liabilities and $9.2 million to asset retirement obligation. The WRE Acquisition was funded by a combination of cash on hand from the 2025 Offering (Note 10) and borrowings under our Credit Facility (Note 4).

In the statements of operations, we recorded $20.2 million of revenues and net income of $6.2 million for the three months ended December 31, 2025 and $32.0 million of revenues and net income of $9.0 million for the period we owned these assets from July 31, 2025 to December 31, 2025 from the WRE Acquisition.

In August 2024, we completed the acquisition of producing properties from Eagle Mountain Energy Partners and VR 4-ELM, LP, located in the Elm Coulee field in Montana and the Russian Creek field in North Dakota which are part of the Greater Williston Basin, for cash consideration of $244.2 million and 2.5 million common units of TXO valued at $50.0 million (the “EMEP Acquisition”). Our purchase price allocation included $314.8 million to proved properties, $0.6 million to other properties, $0.3 million to other current assets, $1.0 million to other assets, $5.7 million to other current liabilities and $16.8 million to asset retirement obligation. The cash portion of the acquisition was funded by a combination of cash on hand from the 2024 Offering (as defined below) (Note 10) and borrowings under our Credit Facility (Note 4).

Additionally, in August 2024, we completed the acquisition of producing properties from Kaiser-Francis Oil Company in the Russian Creek field in North Dakota for cash consideration of $17.0 million (the “KFOC Acquisition”). Our purchase price allocation included $19.1 million to proved properties, $0.5 million to current liabilities and $1.6 million to asset retirement obligation. The acquisition was funded by cash on hand from the 2024 Offering (Note 10).

In the statements of operations, we recorded $29.6 million of revenues and net income of $13.4 million for the three months ended December 31, 2024 and $39.8 million of revenues and net income of $17.5 million for the period we owned these assets from August 1, 2024 to December 31, 2024 from the EMEP Acquisition and the KFOC Acquisition.

During 2023, we completed multiple acquisitions of producing properties primarily in the Permian Basin of New Mexico for approximately $8.7 million. Our purchase price allocation included $10.3 million to proved properties, $1.4 million to asset retirement obligation and a $0.2 million reduction to other current assets. The acquisitions were funded by borrowings under our Credit Facility.

Pro forma financial information (Unaudited)

The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the years ended December 31, 2025 and 2024, assuming the WRE Acquisition, EMEP Acquisition and KFOC Acquisition had been completed as of January 1, 2024. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been. Future results may vary significantly from the results reflected because of various factors.

	Twelve Months Ended December 31,
(in thousands)	2025	2024
Total revenue	$497,315	$490,697
Net income	$5,752	$48,849

3.
Related Party Transactions

We earned management fees from the joint venture of $5.2 million for the year ended December 31, 2025, $5.1 million for the year ended December 31, 2024, and $6.2 million for the year ended December 31, 2023. As of December 31, 2025, we had a note receivable from related party outstanding with a highly-rated, offshore subsidiary of our joint venture partner (Note 5). On September 30, 2016, TXO Partners entered in a loan agreement with the joint venture (Note 4).

Since the purpose of the management fees is to share costs between the various entities, the management fees from the joint venture are included as a reduction of general and administrative expenses in our statements of operations.

We occupy a building owned by MorningStar Capital LLC, a limited liability company owned by the Chairman of the Board. In lieu of paying rent, we paid property taxes and paid for repairs and maintenance on behalf of MorningStar Capital LLC of $0.6 million in 2025, $0.8 million in 2024 and $0.8 million in 2023.

4.
Debt

(in thousands)	December 31, 2025	December 31, 2024
November 2021 TXO Partners Credit Facility, at 7.6% at December 31, 2025 and 8.3% at December 31, 2024	$284,000	$150,000
TXO Partners Loan, 7.4% at December 31, 2025 and 8.0% at December 31, 2024	$7,100	$7,100
Total Long-term Debt	$291,100	$157,100

November 2021 Credit Facility

On July 31, 2025, we entered into Amendment No. 5 and Borrowing Base Agreement (“Amendment No. 5”) on our senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 5 extended the maturity date of the Credit Facility to August 30, 2029, increased the borrowing base from $275 million to $410 million and joined certain new Lenders to the Credit Facility. In connection with the Credit Facility, we incurred financing fees and expenses, which are included in other assets on the balance sheets, of approximately $8.6 million as of December 31, 2025 and $6.2 million as of December 31, 2024 before accumulated amortization of $3.6 million as of December 31, 2025 and $2.5 million as of December 31, 2024. We incurred $2.4 million of financing fees and expenses in conjunction with Amendment No. 5. These costs are being amortized over the life of the credit facility. Such amortized expenses are recorded as interest expense on the statements of operations.

Redetermination of the borrowing base under the credit facility, is based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in March and September, as well as upon requested interim redeterminations, by the lenders at their sole discretion. We also have the right to request additional borrowing base redeterminations each year at our discretion. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in the joint venture, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by the joint venture and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the credit facility but shall exclude the fair value of derivative instruments and any advances under the facility and (ii) a ratio of total indebtedness-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume. Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility, we were in compliance with all of our debt covenants as of December 31, 2025 and December 31, 2024. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.

At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at SOFR. We are required to pay a commitment fee to the lenders under the Credit Facility, which accrues at a rate per annum of 0.5% on the average daily unused amount of the lesser of: (i) the maximum commitment amount of the lenders and (ii) the then-effective borrowing base. The weighted average interest rate on credit facility borrowings was 7.9% in 2025 and 8.6% in 2024.

September 2016 Loan

On September 30, 2016, TXO Partners entered into an unsecured loan agreement with the joint venture (the “FAM Loan”). The proceeds for the loan were taken from the cash held by the offshore subsidiary of Exxon Mobil Corporation and the loan was assigned to the offshore subsidiary (Note 5). The loan matures on November 29, 2029, but is automatically extended should our Credit Facility be extended. In all instances, this loan will mature ninety-one days after the maturity of the Credit Facility. Interest on the loan is the lesser of (a) SOFR plus three and one-quarter of one percent (3.25% per annum, adjusted monthly or (b) the highest rate permitted by applicable law. Though the note is unsecured, we are required to stay in compliance with terms of our Credit Facility. The weighted average interest rate on loan was 7.7% in 2025 and 8.6% in 2024.

5.
Note Receivable from Related Party

As of December 31, 2025 and 2024, we, through our 5% ownership interest in investment assets at the joint venture, had a note receivable totaling $7.1 million outstanding with a highly-rated, offshore subsidiary of our joint venture partner. Under the terms of the agreement, there is no stated maturity date and, the joint venture may demand repayment of all or any portion of the outstanding balance on two business days’ notice. Interest is earned based on the one-month SOFR rate per an active international exchange and is paid monthly. Interest income totaled $0.3 million in 2025, $0.4 million in 2024 and $0.4 million in 2023.

The note receivable is treated as a non-current asset, since the joint venture does not have any intention of demanding repayment of all or any portion of the outstanding balance at this time. Repayment would require the approval of the joint venture MMC.

6.
Commitments and Contingencies

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

Commodity Commitments

During 2025, 2024 and 2023, we entered into futures contracts and swap agreements that effectively fixed crude oil, NGL and natural gas prices on a portion of our production. See Note 9.

7.
Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of asset retirement obligation activity for the years ended December 31, 2025 and 2024:

	(in thousands)
	2025	2024
Asset retirement obligation, January 1	$190,904	$153,972
Revisions in the estimated cash flows (1)	9,074	8,490
Liability incurred upon acquiring and drilling wells	9,209	18,408
Liability settled upon plugging and abandoning wells	(3,753)	(1,589)
Accretion of discount expense	15,651	11,623
Asset retirement obligation, December 31	221,085	190,904
Less current portion	(3,500)	(2,000)
Asset retirement obligation, long term	$217,585	$188,904

(1)
Revisions in the estimated cash flows for the years ended December 31, 2025 and 2024 are primarily the result of revised cost estimates.

8.
Fair Value

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

Fair Value of Financial Instruments

Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at December 31, 2025 and 2024. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	December 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,131	$7,131	$7,131	$7,131
Long-term debt	$(291,100)	$(291,100)	$(157,100)	$(157,100)
Derivative asset	$23,852	$23,852	$8,477	$8,477
Derivative liability	$(5,092)	$(5,092)	$(13,868)	$(13,868)

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

The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	December 31, 2025	December 31, 2024
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
Note receivable from related party	$7,131	$7,131
Long-term debt	$(291,100)	$(157,100)
Derivative asset	$23,852	$8,477
Derivative liability	$(5,092)	$(13,868)

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

We periodically review our long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. We review our oil and natural gas properties by asset group. The estimated future net cash flows are based upon the underlying reserves and anticipated future pricing. An impairment loss is recognized if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If the estimated undiscounted future net cash flows are less than the carrying amount of a particular asset, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of such assets. We record any impairments to accumulated depreciation, depletion and amortization on the balance sheets. The fair value of the proved properties is measured based on a combination of the income and market approaches. These inputs are categorized as Level 3 in the fair value hierarchy. We recorded an impairment of long-lived assets of $42.4 million for the year ended December 31, 2025 and $223.4 million for the year ended December 31, 2023. We did not recognize an impairment of long-lived assets during the year ended December 31, 2024.

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

The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$21,771	$2,730	$-	$(52)
Natural gas liquids futures	$19	$—	$—	$—
Natural gas futures, collars and basis swaps	$2,062	$5,747	$(5,092)	$(13,816)
Total	$23,852	$8,477	$(5,092)	$(13,868)

Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated statements of operations, comprises the following realized and unrealized components:

(in thousands)	2025	2024	2023
Net cash (received from) paid to counterparties	$(13,713)	$(4,833)	$83,068
Non-cash change in derivative fair value	$(24,152)	$7,399	$(106,247)
Derivative fair value (gain) loss	$(37,865)	$2,566	$(23,179)

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

9.
Commodity Sales Commitments

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

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
January 2026 - June 2026	10,000	$62.89
July 2026 - September 2026	10,000	$61.44
October 2026 - December 2026	10,000	$59.29
January 2027 - June 2027	3,000	$60.56
July 2027 - December 2027	3,000	$63.43

Net settlement gains on oil futures and sell basis swap contracts in 2025 and losses in 2024 and 2023 increased oil revenues by $7.1 million in 2025 and decreased revenues by $5.6 million in 2024 and $7.1 million in 2023. Unrealized gains in 2025, 2024 and 2023 to record the fair value of derivative contracts increased oil revenues by $19.1 million in 2025, $5.8 million in 2024 and $9.5 million in 2023.

Natural Gas Liquids

We have entered into natural gas liquids futures contracts and swap agreements for ethane that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period	Gallons per Day	Weighted Average NGL OPIS Price per Gallon
Ethane
January 2027 - March 2027	14,700	$0.29

Net settlement gains in 2024 and 2023 on NGL futures contracts and swap agreements increased NGL revenues $0.5 million in 2024 and $0.4 million in 2023. There were no NGL settlement gains or losses in 2025. An unrealized gain in 2025 and 2023 and an unrealized loss in 2024 to record the fair value of derivative contracts increased NGL revenues by $0.0 million in 2025, decreased NGL revenues by $0.5 million in 2024 and increased NGL revenues by $1.0 million in 2023.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
January 2026 - March 2026	50,000	$3.21
April 2026 - September 2026	50,000	$3.49
October 2026 - December 2026	50,000	$3.93
January 2027 - March 2027	42,500	$4.36
April 2027 - December 2027	32,500	$3.76

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered into sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
March 2026 - March 2028	30,000	$(0.89)

————————————————

(a)
Reductions to NYMEX gas price for delivery location

Net settlement gains on gas futures and sell basis swap contracts in 2025 and 2024 and losses in 2023 increased gas revenues by $6.6 million in 2025 and $10.0 million in 2024 and decreased gas revenues by $76.4 million in 2023. An unrealized gain in 2025 and 2023 and an unrealized loss in 2024 to record the fair value of derivative contracts increased gas revenues by $5.0 million in 2025, decreased gas revenues by $12.8 million in 2024 and increased gas revenues by $95.8 million in 2023.

10.
Partners’ Capital

Partners’ Units

On May 15, 2025, we completed an underwritten public offering for the sale of approximately 11,666,667 common units at a price of $15.00 per common unit resulting in proceeds of approximately $165.6 million net of underwriting discounts, commissions and other costs. On May 19, 2025, we completed the sale of an additional 1,750,000 common units at a price of $15.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the 2025 Offering, resulting in additional net proceeds of approximately $23.9 million, after deducting underwriting discounts, commissions and other costs. We used the net proceeds from the 2025 Offering to fund a portion of the cash consideration for the WRE Acquisition (Note 2).

On June 28, 2024, we completed an underwritten public offering for the sale of 6.5 million common units at a price of $20.00 per common unit resulting in proceeds of $122.5 million net of underwriting discounts, commissions and other costs (“the 2024 Offering”). On July 02, 2024, we completed the sale of an additional 975,000 common units at a price of $20.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the 2024 Offering, resulting in additional proceeds of $18.7 million net of underwriting discounts, commissions and other costs. We used the net proceeds from the 2024 Offering to fund a portion of the cash consideration for the EMEP Acquisition and the KFOC Acquisition (Note 2).

On August 30, 2024, as part of the consideration paid in the EMEP Acquisition, we issued 2.5 million common units of TXO valued at $50.0 million (Note 2).

Distributions

During 2025, we paid $101.4 million of cash distributions to our Common unitholders. The following is a summary of our 2025 distributions.

2025	Distribution per Unit	Payment Date
Fourth Quarter, 2024	$0.61	March 21, 2025
First Quarter, 2025	$0.61	May 23, 2025
Second Quarter, 2025	$0.45	August 22, 2025
Third Quarter, 2025	$0.35	November 21, 2025

During 2024, we paid $85.4 million of cash distributions to our Common unitholders. The following is a summary of our 2024 distributions:

2024	Distribution per Unit	Payment Date
Fourth Quarter, 2023	$0.58	March 28, 2024
First Quarter, 2024	$0.65	May 29, 2024
Second Quarter, 2024	$0.57	August 27, 2024
Third Quarter, 2024	$0.58	November 22, 2024

During 2023, we paid $49.8 million of cash distributions to our Common unitholders. The following is a summary of our 2023 distributions:

2023	Distribution per Unit	Payment Date
First Quarter, 2023	$0.50	May 30, 2023
Second Quarter, 2023	$0.48	August 25, 2023
Third Quarter, 2023	$0.52	November 27, 2023

During 2023, we paid no in-kind distributions to our Series 5 Preferred holders.

Our fourth quarter distribution of $0.30 per unit with respect to cash available for distribution for the three months ended December 31, 2025, was declared on February 26, 2026 and will be paid on March 17, 2026 to unitholders of record on March 10, 2026.

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

11.
Earnings per Unit

The following represents basic and diluted earnings (loss) per Common Unit upon the Reorganization (See Note 1) and corresponding issuance of 30.8 million Common Units:

(in thousands, except per unit data)	Net (loss) income	Units	(Loss) Income per Unit
2025
Basic	$(21,619)	49,769	$(0.43)
Effect of dilutive securities	—	—
Diluted	$(21,619)	49,769	$(0.43)

2024
Basic	$23,496	35,559	$0.66
Effect of dilutive securities	—	573
Diluted	$23,496	36,132	$0.65

2023
Basic	$(103,987)	30,265	$(3.44)
Effect of dilutive securities	—	—
Diluted	$(103,987)	30,265	$(3.44)

All restricted units, totaling 950 thousand units and 538 thousand units, were excluded from the calculation of earnings per share for the year ended December 31, 2025 and December 31, 2023, because the units were anti-dilutive. No units were excluded for the year ended December 31, 2024.

12.
Employee Benefit Plans

Unit Incentive Plans

At the time of the public offering in January 2023, we adopted a new long-term incentive plan. Under the 2023 Long-Term Incentive Plan (the "LTIP"), the general partner may issue long-term equity-based awards to directors, officers and employees of our general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services for us. The LTIP provides for the grant, from time to time at the discretion of the Board or any delegate thereof, of cash awards, unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards. As of December 31, 2025, 3.9 million units were available for future grants of awards under the LTIP. Effective January 1, 2026, an additional 2.7 million units became available for grants under the LTIP pursuant to the LTIP’s “evergreen” feature.

In January 2026, the Compensation Committee of the Board (the "Compensation Committee") approved grants of 632,353 time-vesting phantom units with distribution equivalent rights to the non-employee directors, officers and certain key employees. These phantom units will vest ratably over a three-year period for the officers and key employees and will fully vest on the one-year anniversary of the grant for the non-employee directors. The phantom units will be settled in common units and distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units.

Additionally, in January 2026, the Compensation Committee approved grants of 510,552 performance-vesting phantom units to the officers and certain key employees. These performance-based phantom units will be earned based on the Company’s performance during the 2026 calendar year according to certain performance objectives and will vest in one-half increments on January 31, 2028 and January 31, 2029. Prior to determination of the achievement of the performance objectives, distribution equivalent rights will be paid according to the target number of phantom unit grants; following determination of the number of earned phantom units based on achievement of the performance objectives, distribution equivalent rights will be paid according to the number of earned phantom units. The phantom units will be settled in common units and distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units.

In conjunction with the announcement that Brent W. Clum and Gary D. Simpson were named Co-Chief Executive Officers of the General Partner, effective April 1, 2025, on March 31, 2025, the Compensation Committee granted the following awards, effective April 1, 2025, to each of Mr. Clum and Mr. Simpson: (i) 100,000 phantom units which vested on April 1, 2025 and (ii) 100,000 phantom units, along with distribution equivalent rights, which vest on April 1, 2026.

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

Additionally, in January 2025, the Compensation Committee approved grants of 249,380 performance-vesting phantom units to the officers and certain key employees. Based on the results of the Company’s performance during 2025 according to certain performance objectives, 243,142 performance-vesting phantom units were earned and will vest in one-half increments on January 31, 2027 and January 31, 2028. The phantom units will be settled in common units and distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units.

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

The performance-vesting phantom units are earned based on TXO Partners annual performance. The objectives for 2025 and 2024 were (1) distributions to unitholders, (2) lease operating expenses plus cash general and operating expenses per Boe and (3) discretionary factors as determined by the Compensation Committee. These three objectives are essentially equally weighted. The objectives are scored using a range from 50% to 200% depending on the actual results. Generally, exceeding the objective is scored at 200% of target, meeting the objective is scored at 100% of target and missing the objective is scored at 50% of target. The same objectives and scoring will be used to measure the 2026 awards. Additionally, we expense the performance-vesting performance phantom units assuming 100% of the phantom units will be earned. We only change this estimate when we have information that the earned awards will be different than 100% or at such time as the awards are earned.

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

	Grant Date Fair Value	Number of Units
Outstanding at December 31, 2022	$—	—
Grants	$20.00	545,000
Forfeitures	$20.00	(10,000)
Outstanding at December 31, 2023	$20.00	535,000
Vesting	$20.00	(188,332)
Grants	$18.62	208,875
Outstanding at December 31, 2024	$19.48	555,543
Vesting	$19.38	(454,293)
Grants	$18.84	921,057
Outstanding at December 31, 2025	$18.95	1,022,307

We recognized non-cash restricted unit compensation expense of $16.3 million in 2025, $6.2 million in 2024 and $3.5 million in 2023. Total deferred compensation at December 31, 2025 related to restricted units was $11.6 million. We estimate that incentive compensation for service periods after December 31, 2025 will be approximately$7.4 million in 2026, $3.9 million in 2027, and $0.3 million in 2028. The weighted-average remaining vesting period is 1.0 years for restricted units.

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

	Year-Ended December 31, 2025
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$257,024	$32,102	$74,021	$363,147
Unrealized gain (loss) on derivatives	19,093	19	5,040	24,152
Realized gain (loss) on derivatives	7,075	-	6,638	13,713
Total Revenues	$283,192	$32,121	$85,699	$401,012

	Year Ended December 31, 2024
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$198,083	$29,433	$57,860	$285,376
Unrealized gain (loss) on derivatives	5,842	(477)	(12,764)	(7,399)
Realized gain (loss) on derivatives	(5,601)	474	9,960	4,833
Total Revenues	$198,324	$29,430	$55,056	$282,810

	Year Ended December 31, 2023
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$180,403	$27,752	$149,384	$357,539
Unrealized gain (loss) on derivatives	9,462	1,001	95,784	106,247
Realized gain (loss) on derivatives	(7,132)	440	(76,376)	(83,068)
Total Revenues	$182,733	$29,193	$168,792	$380,718

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

14.
Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
Accrued production expenses	$27,409	$22,818
Accrued capital expenditures	$4,826	$5,401
Accrued bonuses	$6,100	$4,841
Accrued ad valorem taxes	$3,978	$3,056
Accrued severance taxes	$2,944	$2,567
Other accrued liabilities	$519	$244
Total accrued liabilities	$45,776	$38,927

15.
Segment Reporting

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

The Partnership's Chief Operating Decision Maker ("CODM") is a group of executives, including the Co-Chief Executive Officer and the Co-Chief Executive Officer and Chief Financial Officer. The CODM assesses performance for the E&P segment and decides how to allocate resources based on cash provided by operations which is also reported on the statement of cash flows as consolidated cash provided by operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the E&P segment or to pay distributions.

Selected financial information related to our one reportable segment is included below:

(in thousands)	Year Ended December 31,
	2025	2024	2023
REVENUES
Oil and condensate	$283,192	$198,324	$182,733
Natural gas liquids	32,121	29,430	29,193
Gas	85,699	55,056	168,792
Total Revenues	401,012	282,810	380,718
EXPENSES
Production	186,229	150,295	144,730
Exploration	469	373	151
Taxes, transportation and other	68,781	60,442	75,415
Depreciation, depletion, and amortization	96,574	52,409	44,288
Impairment of long-lived assets	42,425	—	223,384
Accretion of discount in asset retirement obligation	15,651	11,623	8,644
General and administrative	21,464	14,529	7,887
Total Expenses	431,593	289,671	504,499
OPERATING LOSS	(30,581)	(6,861)	(123,781)
OTHER INCOME
Other income	25,308	37,152	23,756
SEGMENT (LOSS) INCOME FROM OPERATIONS	(5,273)	$30,291	$(100,025)

Reconciliation:
Interest income	618	1,078	461
Interest expense	(16,964)	(7,873)	(4,423)
Other Expense	(16,346)	(6,795)	(3,962)
NET (LOSS) INCOME	$(21,619)	$23,496	$(103,987)

CASH PROVIDED BY OPERATING ACTIVITIES	118,187	109,299	77,150

16.
Supplemental Cash Flow Information

The statement of cash flows excludes the following non-cash transactions:

•
The issuance of 2.5 million common units to partially fund the EMEP Acquisition in 2024 (Note 2).
•
The exchange of 2,061.22 Series 5 Preferred Units for 10,644,482 Common Units in 2023 (Note 10).
•
Accrued capital expenditures were $4.8 million at December 31, 2025 and $5.4 million at December 31, 2024.

Interest payments totaled $15.4 million in 2025, $7.0 million in 2024 and $3.5 million in 2023. State income tax payments totaled $0.3 million in 2025, $1.9 million in 2024 and $3.6 million in 2023.

17.
Subsequent Events

We have evaluated subsequent events through the date the financial statements were available to be issued. See Notes 2 and 12.

18.
Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)

All of our operations are directly related to oil and gas producing activities located in the United States primarily in the San Juan Basin of New Mexico and Colorado, the Permian Basin of West Texas and New Mexico and the Williston Basin of Montana and North Dakota.

Costs Incurred Related to Oil and Gas Producing Activities

The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes for each year:

(in thousands)	2025	2024	2023
Acquisition of proved properties, net	$334,932	$317,684	$8,895
Acquisition of unproved properties	157	227	72
Development	71,138	27,967	29,820
Asset retirement obligation incurred upon acquisition	9,209	18,408	1,420
Total costs incurred	$415,436	$364,286	$40,207

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

Proved Reserves	Oil (Bbls)	Natural Gas Liquids (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
(in thousands)
December 31, 2022	53,509.2	21,932.4	407,877.2	143,421.1
Extensions, additions and discoveries	71.7	—	7,050.2	1,246.7
Revisions	(11,628.5)	(5,245.0)	(121,848.5)	(37,181.5)
Production	(2,375.6)	(1,231.8)	(28,738.7)	(8,397.2)
Purchase in place	876.3	27.4	1,487.4	1,151.6
December 31, 2023	40,453.1	15,483.0	265,827.6	100,240.7
Extensions, additions and discoveries	22.5	0.6	2,400.1	423.1
Revisions	(1,521.1)	(2,841.5)	(56,249.2)	(13,737.3)
Production	(2,716.4)	(1,211.4)	(27,789.8)	(8,559.5)
Purchase in place	10,953.8	2,363.7	12,847.0	15,458.6
December 31, 2024	47,191.9	13,794.4	197,035.7	93,825.6
Extensions, additions and discoveries	1,868.1	305.6	47,872.2	10,152.4
Revisions	(4,615.6)	2,253.0	75,099.5	10,153.8
Production	(4,173.7)	(1,497.0)	(27,883.8)	(10,317.9)
Purchase in place	19,080.4	3,863.8	14,112.1	25,296.2
December 31, 2025	59,351.1	18,719.8	306,235.7	129,110.1

Proved Developed Reserves	Oil (Bbls)	Natural Gas Liquids (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
(in thousands)
December 31, 2022	34,672.0	20,723.6	385,188.6	119,593.7
December 31, 2023	30,959.4	15,110.9	264,934.4	90,226.0
December 31, 2024	37,894.6	13,194.9	196,013.7	83,758.5
December 31, 2025	44,974.0	16,383.1	254,095.1	103,706.3

Proved Undeveloped Reserves	Oil (Bbls)	Natural Gas Liquids (Bbls)	Gas (Mcf)	Oil Equivalents (Boe)
(in thousands)
December 31, 2022	18,837.2	1,208.8	22,688.6	23,827.4
December 31, 2023	9,493.7	372.1	893.2	10,014.7
December 31, 2024	9,297.3	599.5	1,022.0	10,067.1
December 31, 2025	14,377.0	2,336.7	52,140.6	25,403.8

In 2025, the 25.3 Mboe of purchases in place represent the reserves acquired from White Rock (25.3 MBoe). The 10.2 MBoe of extensions, additions and discoveries in proved reserves in 2025 did not result in the conversion of any proved undeveloped reserves to proved developed reserves because they were primarily related to drilling wells in the San Juan Basin, Permian Basin and Williston Basin that did not have proved undeveloped reserves assigned at the beginning of the year, and which resulted in additional proved developed reserves. The 10.2 MBoe of upward revisions in proved reserves for 2025 were the result of higher commodity prices (9.8 MBoe) and changes in the development plan (0.4 MBoe).

In 2024, the 15.5 Mboe of purchases in place represent the reserves acquired primarily from Eagle Mountain (14.2 MBoe) and Kaiser Francis (1.3 Mboe). The 0.4 MBoe of extensions, additions and discoveries in proved reserves in 2024 did not result in the conversion of any proved undeveloped reserves to proved developed reserves because they were primarily related to drilling in the San Juan Basin and Permian Basin that did not have proved undeveloped reserves assigned at the beginning of the year, and which resulted in additional proved developed reserves. The 13.7 MBoe of downward revisions in proved reserves for 2024 were the result of lower commodity prices (10.0 MBoe) and changes in the development plan (3.7 MBoe).

In 2023, the 1.2 Mboe of purchases in place represent the reserves acquired from multiple acquisitions. The 1.2 MBoe of extensions, additions and discoveries in proved reserves in 2023 did not result in the conversion of any proved undeveloped reserves to proved developed reserves because they were primarily related to drilling in the San Juan Basin and Permian Basin that did not have proved undeveloped reserves assigned at the beginning of the year, and which resulted in additional proved developed reserves. The (37.2 MBoe) of downward revisions in proved reserves for 2023 were the result of a combination of lower commodity prices and higher costs (22.6 MBoe) and changes in the development plan (14.6 MBoe).

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves	December 31,	December 31,	December 31,
	2025	2024	2023
(in thousands)
Future cash inflows	$4,849,920	$4,187,103	$4,101,171
Future costs:
Production	(2,300,106)	(2,077,469)	(2,091,880)
Development	(719,027)	(450,156)	(353,191)
Future income tax	(1,286)	(1,738)	(2,143)
Future net cash flows	1,829,501	1,657,740	1,653,957
10% annual discount	(734,008)	(681,153)	(763,365)
Standardized measure	$1,095,493	$976,587	$890,592

Changes in Standardized Measure of Discounted Future Net Cash Flows	For the Year Ended December 31,
	2025		2024		2023
(in thousands)
Standardized measure, beginning of period	$976,587		$890,592		$1,969,818
Revisions:
Prices and costs	(87,185)		(187,581)		(1,053,775)
Quantity estimates	(126,411)		(11,034)		(147,398)
Income tax	217		67		2,250
Future development costs	(8,058)		7,054		(106)
Accretion of discount	97,659		89,059		196,982
Production rates and other	(68,292)		(2,940)		22,868
Net revisions	(192,070)		(105,375)		(979,179)
Additions and discoveries	(15,442)		(4,279)		(8,047)
Production	(108,136)		(74,639)		(137,393)
Development costs	71,138		27,967		29,820
Purchases in place	363,416		242,321		15,573
Net change	118,906		85,995		(1,079,226)
Standardized measure, December 31	$1,095,493	(a)	$976,587	(b)	$890,592

(a)
The December 31, 2025 standardized measure includes a reduction of $450.2 million ($450.8 million before income tax) for estimated property abandonment costs. These estimated property abandonment costs are not included in the reserves report prepared by our third-party engineer. The consolidated balance sheet at December 31, 2025 includes a liability of $221.1 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.
(b)
The December 31, 2024 standardized measure includes a reduction of $392.1 million ($392.9 million before income tax) for estimated property abandonment costs. These estimated property abandonment costs are not included in the reserves report prepared by our third-party engineer. The consolidated balance sheet at December 31, 2024 includes a liability of $190.9 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.
(c)
The December 31, 2023 standardized measure includes a reduction of $292.0 million ($292.5 million before income tax) for estimated property abandonment costs. These estimated property abandonment costs are not included in the reserves report prepared by our third-party engineer. The consolidated balance sheet at December 31, 2023 includes a liability of $154.0 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.

Price and cost revisions are primarily the net result of changes in prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.

Average realized oil prices used in the estimation of proved reserves and calculation of the standardized measure were $62.02 for 2025, $73.73 for 2024 and $76.58 for 2023. Average realized natural gas liquids prices were $15.78 for 2025, $17.70 for 2024 and

$18.44 for 2023. Average realized gas prices were $2.11 for 2025, $1.14 for 2024 and $1.58 for 2023. We used 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Co-Chief Executive Officer and Chief Financial Officer and the Co-Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Based on this evaluation, the Co-Chief Executive Officer and Chief Financial Officer and the Co-Chief Executive Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including the Co-Chief Executive Officer and Chief Financial Officer and the Co-Chief Executive Officer, to allow timely decisions regarding its required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, the Co-Chief Executive Officer and Chief Financial Officer and the Co-Chief Executive Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2025, management assessed the effectiveness of TXO’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that TXO maintained effective internal control over financial reporting at December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

No director or executive officer of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

Severance Plan

On February 26, 2026, the board of directors of our general partner approved and adopted an executive severance plan (the “Severance Plan”), in which each of our current executive officers, including our named executive officers, participate. Pursuant to the Severance Plan, if we terminate the executive officer without “cause” or if such executive officer resigns for “good reason” (each as defined in the Severance Plan) (a “qualifying termination”) outside of the CIC Protection Period (as defined below), the executive officer would be entitled to receive (i) payment equal to 2 times the executive officer’s base salary and target bonus, (ii) payment for continued health coverage pursuant to COBRA for up to 18 months, and (iii) a prorated portion of outstanding, time-based phantom units will vest and a pro-rated portion of outstanding performance-based phantom units will remain outstanding and eligible to vest based on the actual level of performance achieved.

Under the Severance Plan, if the executive officer experiences a qualifying termination within 24 months of a change in control (the “CIC Protection Period”), in lieu of the foregoing amounts, the executive officer would be entitled to receive severance benefits consisting of (i) payment equal to 3 times the executive officer’s base salary and the greater of the prior year’s actual bonus or current target bonus, (ii) a prorated payment for target annual bonus for the year in which termination occurs, (iii) payment for continued health coverage pursuant to COBRA for up to 24 months, and (iv) all outstanding time-based phantom units will vest and all outstanding performance-based phantom units will remain outstanding and eligible to vest based on the greater of target performance and actual performance.

In either case, the receipt of such severance benefits is subject to the executive officer signing and not revoking a general release of claims in favor of the Company.

The above description is qualified in its entirety by reference to the Severance Plan, a copy of which is filed herewith as Exhibit 10.13 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Management of TXO Partners

We are managed and operated by our general partner, which is managed by the Board and executive officers of our general partner. The sole member of our general partner is controlled by the Founders. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. Our general partner owes certain contractual duties to us as well as to its owners.

Our general partner has nine directors, each of whom was appointed by MorningStar Oil & Gas, LLC (“MSOG”), as the sole member of our general partner. Five of our directors are independent as defined under the standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. We have four independent members of the Audit Committee.

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

The following table sets forth certain information regarding the current executive officers and directors of our general partner.

Name	Age	Position
Bob R. Simpson	77	Chairman and Director
Brent W. Clum	62	Co-Chief Executive Officer, Chief Financial Officer and Director
Gary D. Simpson	62	Co-Chief Executive Officer and Director
Scott T. Agosta	61	Chief Accounting Officer
Keith A. Hutton	67	Director
Phillip R. Kevil	75	Director
Rick J. Settle	35	Director
J. Luther King, Jr.	85	Director
William H. Adams III	67	Director
Lawrence S. Massaro	61	Director

Bob R. Simpson—Chairman and Director. Bob R. Simpson founded TXO Partners in June 2012 and has served as a Director and the Chairman of the Board since its founding. From July 2022 to March 2025, Mr. Simpson served as our Chief Executive Officer. Mr. Simpson previously served as the Chairman and a Director of Southland from February 2015 until January 2020. From August 2010 until September of 2020, Mr. Simpson served as Co-Chairman of the Rangers Baseball Express and since September of 2020, he has served as Chair of the Executive Committee. He also served as Chief Executive Officer of XTO (a company he founded) until 2008 and as Chairman of XTO until 2010 when XTO merged with Exxon for $41 billion in one of the largest transactions in history for an independent oil and gas company. Mr. Simpson attended Baylor University, where he earned a B.B.A. in Accounting magna cum laude and then an M.B.A. He served in the Texas Army National Guard after graduation and then earned his certified public accountant (“CPA”) designation. Mr. Simpson is the uncle of Gary D. Simpson, Co-Chief Executive Officer.

We believe that Mr. Simpson’s extensive industry background, leadership experience on private boards, and deep knowledge of our business make him well suited to serve as a member of our board of directors.

Brent W. Clum—Co-Chief Executive Officer, Chief Financial Officer and Director. Brent W. Clum has served as our Chief Financial Officer since the founding of TXO Partners in June 2012, and has served as the Co-Chief Executive Officer since April 2025. Mr. Clum previously served as the President of Business Operations and as a Director from July 2022 to March 2025. Mr. Clum served as Chief Financial Officer and Director of Southland from February 2015 until January 2020. Since August 2010, he has served as Chairman of the Finance and Audit Committee of Rangers Baseball Express. Additionally, he currently serves on the Fort Worth Advisory Board for UMB Financial Corporation. He served as Senior Vice President and Treasurer of XTO from 2003 until the Exxon acquisition. Prior to joining XTO, Mr. Clum worked as a portfolio manager at Luther King Capital Management, served as a Managing Director at Invesco and was an Analyst for T. Rowe Price and Associates. He graduated from Baylor University with a Bachelors in Business Administration in Finance, Accounting and Marketing and from the Harvard Graduate School of Business with a Master’s in Business Administration. He is a CPA and a chartered financial analyst (“CFA”).

We believe that Mr. Clum’s industry experience, his previous leadership positions and finance-related roles, as well as his deep knowledge of our business make him well suited to serve as a member of our board of directors.

Gary D. Simpson—Co-Chief Executive Officer. Gary D. Simpson has served as the Co-Chief Executive Officer since April 2025. Mr. Simpson previously served as the President of Production and Development of TXO Partners from November 2024 to March 2025. Mr. Simpson served as Senior Vice President of the General Partner since January 2023. Mr. Simpson has been a consultant at the Partnership since its founding in 2012. Prior to joining the Partnership, Mr. Simpson served as Senior Vice President of Investor Relations & Finance and board member at XTO Energy Inc., prior to its acquisition by ExxonMobil Corporation in 2010. Mr. Simpson’s prior company affiliations include XTO Energy Inc., Simpson Oil & Land Company, Arco International Oil & Gas, Inc. and ExxonMobil Corporation. Mr. Simpson received a Bachelor of Science, magna cum laude, in Petroleum Engineering from Texas A&M University in 1985 and a Master of Fine Arts from the American Film Institute in 1996. Mr. Simpson is the nephew of Bob R. Simpson, Chairman and Director of the Partnership.

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

Rick J. Settle—Director. Rick J. Settle has served as a Director of TXO Partners since July 2020. Mr. Settle is a Principal at LKCM Headwater Investments, the private equity arm of Luther King Capital Management, and has previously served as a Vice President and Associate since joining the firm in October 2014. Prior to becoming a Principal at LKCM Headwater, Mr. Settle worked as a financial analyst for Citigroup. Additionally, Mr. Settle currently serves on the board of several private companies. He graduated from Texas Christian University with a B.B.A. in Finance, Entrepreneurial Management. He is a CFA.

We believe that Mr. Settle’s deep knowledge of the energy industry and corporate finance make him well suited to serve as a member of our board of directors.

J. Luther King, Jr.—Director. J. Luther King, Jr. has served as Director of TXO Partners since 2016. He served as Director of Tyler Technologies, Inc. (NYSE: TYL) from May 2004 until May 2021, serving on the Compensation and Audit Committees throughout his tenure at the company. Additionally, he has served as Director of LKCM Funds since February 1994. Mr. King also previously served as Director of Encore Energy Partners LP and as Director of XTO. Over the course of his career, he has served on the boards of several publicly traded companies, three of which were listed on the NYSE. In his position as a director of these companies, Mr. King has served as Chair of both Audit and Compensation Committees. Mr. King currently serves as President of Luther King Capital Management, a position he has held since February 1979. He attended Texas Christian University, where he earned a B.Sc. and then an M.B.A. Mr. King is a CFA and was recognized by CFA Magazine as “Most Inspiring” in the Investment Advisory Profession in 2007. Additionally, Mr. King is a founding member of the Strategic Advisory Board of the CFA Society of Dallas/Fort Worth.

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

Lawrence S. Massaro—Director. Larry Massaro has served as Director of TXO Partners since March 2025. Prior to his appointment to the Board, he was the Chief Executive Officer of Silverado Oil & Gas LLC from March 2019 to November 2021. Prior thereto, Mr. Massaro was Executive Vice President and Chief Financial Officer of Newfield Exploration from November 2013 to February 2019. Prior to joining Newfield, Mr. Massaro was Managing Director at JP Morgan and Head of Acquisitions and Divestitures from July 2005 to February 2011. Prior to JP Morgan, Mr. Massaro was Vice President Corporate Development of Amerada Hess from February 1999 to June 2005. His prior company affiliations before joining Amerada Hess in 1995 include British Petroleum and PG&E Resources. Mr. Massaro currently serves on the board of Advantage Energy Ltd (TSX: AAV), a Canadian oil and gas company. Mr. Massaro received a Bachelor of Science in Petroleum Engineering from Texas A&M University and a Master’s in Business Administration from Southern Methodist University.

We believe that Mr. Massaro's extensive background in the energy industry and participation on the board of other energy companies makes him well suited to serve as a member of our board of directors.

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

Board of Directors

We are managed and operated by the Board and executive officers of our general partner, TXO Partners GP, LLC. The sole member of our general partner is MorningStar Oil & Gas, LLC (“MSOG”), the majority of ownership interests of which are owned by the Founders. As the sole member of our general partner, MSOG is entitled under the amended and restated limited liability company agreement of our general partner to appoint all directors of the Board. The number of directors shall be fixed from time to time by MSOG. As of February 26, 2026, the Board consisted of nine persons.

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

Director Independence

Five directors qualify as “independent” under the listing standards of the NYSE and our governance guidelines. Our Board has affirmatively determined that the directors who qualify as “independent” under the NYSE’s listing standards, SEC rules and our governance guidelines are Phillip R. Kevil, Rick J. Settle, J. Luther King, Jr., Lawrence S. Massaro and William H. Adams III.

Board Leadership Structure

Leadership of our Board is vested in a Chairman of the Board. Mr. Bob Simpson currently serves as the Chairman of the Board, while Mr. Brent W. Clum and Mr. Gary D. Simpson serve as Co-Chief Executive Officers. The Board has no policy mandating the separation of the offices of chairman of the Board and chief executive officer. Instead, that relationship is defined and governed by the amended and restated limited liability company agreement of our general partner, which permits the same person to hold both offices.

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

Audit Committee

We are required to have an Audit Committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE listing rules and rules of the SEC. The Audit Committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The Audit Committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the Audit Committee and our management. Rick J. Settle, Phillip R. Kevil, William H. Adams III and Lawrence S. Massaro currently serve on the Audit Committee. Rick J. Settle currently serves as chair of the Audit Committee. The Board has determined that each member of the Audit Committee meets the independence requirements of the NYSE and the SEC, as applicable, and that each is financially literate. The Board also has determined that Rick J. Settle has “accounting or related financial management expertise” and constitutes an “audit committee financial expert,” in accordance with SEC and NYSE rules and regulations. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE. A current copy of the audit committee charter is posted on our investor relations website under the Corporate Governance tab, available at www.txopartners.com/investors.

Conflicts Committee

In accordance with the terms of our partnership agreement, at least two members of the Board will serve on our Conflicts Committee to review specific matters that may involve conflicts of interest. The members of our Conflicts Committee cannot be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our Conflicts Committee cannot own any interest in our general partner or its affiliates or any interest in us or our subsidiaries other than common units or awards, if any, under our incentive compensation plan. Rick J. Settle, Phillip R. Kevil, William H. Adams III and Lawrence S. Massaro currently serve as members of our Conflicts Committee. Rick J. Settle currently serves as chair of the Conflicts Committee. The Board has determined that each member of the Conflicts Committee meets the independence requirements of the NYSE and the SEC, as applicable.

Compensation Committee

The members of our Compensation Committee are Rick J. Settle, Phillip R. Kevil, J. Luther King, Jr., Lawrence S. Massaro and William H. Adams III, who also serves as chair of the Compensation Committee. Each of the members of our Compensation Committee are independent under the applicable rules and regulations of the NYSE, are a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and are an “outside director” as that term is defined in Section 162(m) of the Code (Section 162(m)). The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE. A current copy of the Compensation Committee charter is posted on our investor relations website under the Corporate Governance tab, available at www.txopartners.com/investors.

The Compensation Committee’s responsibilities include:

•
annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer and our other executive officers;
•
annually reviewing and making recommendations to our Board with respect to the compensation of our chief executive officer and determining the compensation for our other executive officers;
•
reviewing and making recommendations to our Board with respect to director compensation; and
•
overseeing and administering our equity incentive plans.

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

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of our general partner and its affiliates, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Conduct and Ethics is available on our investor relations website at www.txopartners.com/investors under the Corporate Governance tab. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.

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

All of our general partner’s executive officers and other employees necessary to operate our business are employed and compensated by either our general partner or a subsidiary of our general partner, subject to reimbursement by our general partner. The compensation for all of our executive officers is indirectly paid by us to the extent provided for in the partnership agreement because we reimburse our general partner for compensation it pays related to management of our business.

Our Compensation Committee is responsible for reviewing and making recommendations to our Board with respect to the compensation of our co-chief executive officers and determining the compensation of our other executive officers.

Emerging Growth Company Status

As an emerging growth company we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our chief executive officer to the median of the annual total compensation of all of our employees. The rules applicable to emerging growth companies require compensation disclosure for any individuals serving as our principal executive officer during the last completed fiscal year and the two most highly compensated executive officers other than our principal executive officer, as well as up to two additional individuals who would have been one of the two most highly compensated executive officers had they remained employed as of the last day of the year. We refer to these officers as our “Named Executive Officers” or “NEOs”. Our NEOs for 2025 consist of the following four individuals:

•
Bob R. Simpson, our Chairman of the Board;
•
Gary D. Simpson, our Co-Chief Executive Officer and Director;

•
Brent W. Clum, our Co-Chief Executive Officer, Chief Financial Officer and Director; and
•
Scott T. Agosta, our Chief Accounting Officer.

2025 Summary Compensation Table

The following table sets forth compensation for our NEOs, for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total Compensation ($)
Bob R. Simpson	2025	—	—	—	—	—
Chairman and Director (3)	2024	—	—	—	—	—
Gary D. Simpson	2025	—	584,375	5,791,989	404,893	6,781,257
Co-CEO and Director (4)	2024	—	—	—	—	—
Brent W. Clum	2025	400,000	584,375	5,791,989	598,327	7,374,691
Co-CEO, CFO, and Director (4)	2024	400,000	607,250	1,489,600	305,014	2,801,864
Scott T. Agosta	2025	309,000	196,625	784,870	224,139	1,514,634
Chief Accounting Officer	2024	309,000	192,500	595,840	189,822	1,287,162

(1)
Amounts reported represent the aggregate grant date fair value of phantom units awarded to each NEO, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, based on the fair market value of a common unit as of the grant date and the number of common units subject to the award. For performance-based phantom units, the amounts are calculated based on the assumption that the performance conditions will be met and that 100% of the awards granted will be earned which was determined to be the probable outcome. The grant date fair value of performance-based awards assuming maximum achievement of the performance conditions is $1,961,989 for Mr. G. Simpson, $1,961,989 for Mr. Clum and $784,870 for Mr. Agosta.
(2)
The amounts disclosed for 2025 in this column reflect distributions received on unvested phantom units totaling $391,236 for Mr. G. Simpson, $563,327 for Mr. Clum and $189,139 for Mr. Agosta and matching contributions made on behalf of employees under our 401(k) plan totaling $13,657 for Mr. G. Simpson, $35,000 for Mr. Clum and $35,000 for Mr. Agosta.
(3)
Mr. Simpson was appointed as Chief Executive Officer in July 2022. Mr. Simpson resigned as Chief Executive Officer April 1, 2025. Mr. Simpson did not receive any compensation in his capacity as Chief Executive Officer or as Chairman and Director of the Board for 2025.
(4)
Mr. G. Simpson and Mr. Clum were appointed Co-Chief Executive Officers effective April 1, 2025.

Narrative to 2025 Summary Compensation Table

Annual Base Salaries

For 2025, Messrs. Clum and Agosta received an annual base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Neither Mr. Simpson nor Mr. G. Simpson received an annual base salary for 2025. The 2025 annual base salaries for Messrs. Clum and Agosta were effective as of February 1, 2025, and did not change during 2025. Accordingly, each NEO's 2025 annual base salary was equal to the amount set forth in the Salary column of the 2025 Summary Compensation Table.

For 2026, the Board approved an annual base salary for Messrs. Clum and G. Simpson of $500,000 each and for Mr. Agosta of $335,000, effective February 1, 2026.

Annual Performance Bonus

The NEOs are eligible to receive a discretionary annual cash bonus in amounts determined by the Board. The annual performance bonuses earned by our NEOs for 2025 are set forth in the Bonus column of the 2025 Summary Compensation Table.

For 2026, the Board approved target discretionary annual bonuses of $500,000 for Messrs. Clum and G. Simpson and $175,000 for Mr. Agosta, with the potential to earn up to 200% of their respective target bonus amounts.

Retirement Plan

We maintain a 401(k) retirement savings plan that allows employees to contribute and defer a portion of their wages. Regardless of an employees’ decision to participate in the 401(k) plan, we make a non-elective contribution equal to 3% of each employees’ wages. Additionally, we have the ability to make a discretionary annual match as determined by the general partner. For 2025, we matched employee contributions up to 7% of wages, subject to annual dollar maximums established by applicable law and plan limitations. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

The employer contributions to the 401(k) retirement savings plan on behalf of our participating NEOs are set forth above in the All Other Compensation column of the 2025 Summary Compensation Table.

We do not maintain, sponsor, contribute to or otherwise have any liability with respect to any single or multiemployer defined benefit pension plan or nonqualified deferred compensation plan.

Long-Term Incentive Plan

We have adopted the LTIP under which our general partner may issue long-term equity-based awards to directors, officers and employees of our general partner or its affiliates, or to any consultants or affiliates of our general partner or other individuals who perform services for us. These awards are intended to compensate the recipients based on the performance of our common units and their continued service during the vesting period, as well as to align their long-term interests with those of our unitholders. We are responsible for the cost of awards granted under the LTIP and all determinations with respect to awards to be made under the LTIP are made by the Board of our general partner or any committee thereof that may be established for such purpose or by any delegate of the Board or such committee, subject to applicable law, which we refer to as the plan administrator. The Compensation Committee has been designated as the plan administrator.

2025 Annual Grants

The long-term incentive component of our 2025 executive compensation program consisted of phantom units with distribution equivalent rights granted under the LTIP. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the plan administrator, cash equal to the fair market value of a common unit. Distribution equivalent rights are rights to receive an amount in cash, restricted units or phantom units equal to all or a portion of the cash distributions made on units during the period the related phantom units remain outstanding.

In January 2025, we granted 126,650 time-based phantom units with distribution equivalent rights to our NEOs, with 52,770 time-based phantom units granted to Mr. G. Simpson, 52,770 time-based phantom units granted to Mr. Clum and 21,110 time-based phantom units granted to Mr. Agosta. These time-based phantom units will vest in one-third increments on January 31, 2026, 2027 and 2028.

In addition, in January 2025, we granted 126,650 performance-based phantom units with distribution equivalent rights to our NEOs as annual long-term incentive awards pursuant to the LTIP, with 52,770 performance-based phantom units granted to Mr. G. Simpson, 52,770 performance-based phantom units granted to Mr. Clum and 21,110 performance-based phantom units granted to Mr. Agosta. These performance-based phantom units are earned based on the Company’s performance during the 2025 calendar year according to the achievement of certain performance objectives and, to the extent earned, will vest in two substantially equal installments on January 31, 2027 and 2028. Prior to determination of the achievement of the performance objectives, distribution equivalent rights are paid according to the target number of phantom unit grants. Following determination of the number of earned phantom units, distribution equivalent rights will be paid according to the number of earned phantom units.

Based on TXO's performance during the 2025 calendar year according to performance objectives set forth in the table below, in January 2026, the Compensation Committee determined that a total of 126,647 of the performance-based phantom units granted in 2025 were earned by our NEOs, with 52,769 units earned by Mr. G. Simpson, 52,769 units earned by Mr. Clum and 21,109 units earned by Mr. Agosta. The table below summarizes the performance target goals applicable to the 2025 performance-based phantom units granted to our NEOs as well as our actual results against those goals.

2025 Objectives	Weight	Target Level	Potential Earned Unit Percentages	Level of Actual Achievement	Percentage of Units Actually Earned
Distributions to Unitholders	34%	$2.15-2.45	Below target level: 50%	$1.71	50%
Lease Operating Expenses plus Cash General and Operating Expenses per Boe	33%	$17.75 - $19.25 per boe	Within target level: 100% Above target level: 200%	$18.55	100%
Discretionary factors	33%	n/a	50 – 200%		150%

Both the time-vesting and performance-based phantom units will be settled in common units as soon as reasonably practicable after the vesting date. Distribution equivalents are paid to holders of outstanding phantom units, including unvested phantom units, on the next payroll dates after the distribution is paid to holders of common units.

2025 Appointment Grants

In conjunction with the appointment of Messrs. Clum and Simpson as our Co-Chief Executive Officers, effective April 1, 2025, we granted each of them 100,000 phantom units that were immediately vested and 100,000 time-based phantom units with distribution equivalent rights that vest on April 1, 2026.

2026 Annual Grants

In January 2026, we granted 346,668 time-based phantom units with distribution equivalent rights to our NEOs, with 155,556 time-based phantom units granted to Mr. G. Simpson, 155,556 time-based phantom units granted to Mr. Clum and 35,556 time-based phantom units granted to Mr. Agosta. These time-based phantom units will vest in one-third increments on January 31, 2027, 2028 and 2029.

In addition, in January 2026, we granted 327,224 performance-based phantom units with distribution equivalent rights to our NEOs, with 145,834 performance-based phantom units granted to Mr. G. Simpson, 145,834 performance-based phantom units granted to Mr. Clum and 35,556 performance-based phantom units granted to Mr. Agosta. These performance-based phantom units will be earned based on the Company’s performance during the 2026 calendar year according to the achievement of certain performance objectives and, to the extent earned, will vest in two substantially equal installments on January 31, 2028 and 2029. Prior to determination of the achievement of the performance objectives, distribution equivalent rights are paid according to the target number of phantom unit grants. Following determination of the number of earned phantom units, distribution equivalent rights will be paid according to the number of earned phantom units.

Both the time-vesting and performance-based phantom units will be settled in common units as soon as reasonably practicable after the vesting date. Distribution equivalents will be paid to holders of outstanding phantom units, including unvested phantom units, on the next payroll dates after the distribution is paid to holders of common units.

Outstanding Equity Awards at 2025 Year-End

The following table shows outstanding equity awards held by the NEOs as December 31, 2025.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Bob R. Simpson		—		—	—		—
Gary D. Simpson
	1/31/2023	6,666	(2)	71,126	—		—
	1/31/2024	11,673	(3)	124,551	—		—
	1/31/2025	52,770	(2)	563,056	52,770	(4)	563,056
	4/1/2025	100,000	(5)	1,067,000	—		—
Brent W. Clum
	1/31/2023	16,666	(2)	177,826	—		—
	1/31/2024	86,867	(3)	926,871	—		—
	1/31/2025	52,770	(2)	563,056	52,770	(4)	563,056
	4/1/2025	100,000	(5)	1,067,000	—		—
Scott T. Agosta
	1/31/2023	16,666	(2)	177,826	—		—
	1/31/2024	34,747	(3)	370,750	—		—
	1/31/2025	21,110	(2)	225,244	21,110	(4)	225,244

(1)
Consists of time-vested phantom units and earned performance-based phantom units that remain subject to time-vesting. See “2025 Annual Grants.”
(2)
Consists of time-based phantom units that vest as to one-third of the total award units on each of the first three anniversaries of the grant date.
(3)
Consists of time-based phantom units that vest as to one-third of the total award units on each of the first three anniversaries of the grant date and earned performance-based phantom units that vest as to one-half of the total earned phantom units on each of the second and third anniversaries of the grant date.
(4)
Consists of unearned performance-based phantom units shown at target. Based on TXO's performance during the 2025 calendar year, the Compensation Committee determined in January 2026 that 52,769 of these phantom units were earned by Mr. G. Simpson, 52,769 of these phantom units were earned by Mr. Clum and 21,109 of these phantom units were earned by Mr. Agosta. The earned phantom units will be eligible to vest as to one-half of the total earned phantom units on each of the second and third anniversaries of the grant date.
(5)
Consists of time-based phantom units that vest in a single installment on April, 1, 2026.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

All phantom unit awards held by our NEOs are subject to accelerated vesting if within two years after a change of control, an NEO's employment is terminated by us without cause, or (except with respect to those phantom units awarded to Mr. G. Simpson prior to his appointment as our co-Chief Executive Officer) by the NEO for good reason. Except for the Severance Plan described above in Item 9B. Other Information, we do not currently have any other plans or arrangements, including employment agreements, with our NEOs that would result in payments to be made by us to an NEO upon the resignation, retirement or any other termination of an NEO’s employment or upon a change of control.

Director Compensation

Officers, employees or affiliates of our general partner who also serve as directors do not receive additional compensation for their service as a director of our general partner. For service in 2025, our Board approved for each non-employee director the grant of an equity-based award under the LTIP, which consisted of time-based phantom units that vest in a single installment on January 31, 2026. These grants totaled 3,900 phantom units to each non-employee director with an additional 1,600 phantom units, or a total of 5,500 phantom units, for each chair of a committee of the Board. Non-employee members of our Board did not earn or receive other compensation from us in 2025. For service in 2026, our Board approved for each non-employee director an annual retainer of

$80,000 payable quarterly in arrears and subject to proration for any partial year of service, and a grant of an equity-based award under the LTIP, which consists of 10,667 time-based phantom units that vest in a single installment on January 31, 2027.

2025 Director Compensation Table

Name	Stock Awards (1)	Total ($)
Phillip R. Kevil	$72,501	$72,501
Keith A. Hutton	-	-
Rick J. Settle	102,245	102,245
J. Luther King, Jr.	72,501	72,501
William H. Adams, III	102,245	102,245
Lawrence S. Massaro	74,685	74,685

(1)
Amounts in this column reflect the aggregate grant date fair value of phantom units computed in accordance with ASC Topic 718, based on the fair market value of a common unit as of the grant date and the number of common units subject to the award, rather than the amounts paid to or realized by the named individual. Each of Messrs. Kevil, King and Massaro held 3,900 unvested phantom units as for December 31, 2025 and each of Messrs. Settle and Adams held 5,500 unvested phantom units as of December 31, 2025.

Non-employee directors will also receive reimbursement for out-of-pocket expenses they incur in connection with attending meetings of the Board or its committees. Each director will be indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Unitholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	-		N/A	-
Equity compensation plans not approved by security holders (2)	1,022,307	(3)	N/A	3,918,235
Total	1,022,307		N/A	3,918,235

(1)
Our LTIP contains an "evergreen" provision that provides for an automatic annual increase in the number of common units authorized for issuance thereunder on January 1 of each year, beginning on January 1, 2023 and ending on January 1, 2032. The annual increase is equal to 5% of the total number of common units outstanding as of December 31 of the immediately preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1 of any given year to provide that there will be no increase for such year or that the increase will be less than the amount otherwise provided. On January 1, 2026, the number of common units available for issuance under the LTIP increased by 2,739,215 units pursuant to this evergreen provision. This increase is not reflected in the table above.
(2)
Consists of the LTIP. The material terms of the LTIP are described in Note 12 to the Consolidated Financial Statements.
(3)
Consists of outstanding phantom units, but excludes 249,380 performance-based phantom units that have not been earned as of December 31, 2025.

Partnership Common Units

The following table sets forth certain information regarding the beneficial ownership of our common units by:

•
beneficial owners of more than 5% of our common units;
•
each named executive officer of our general partner; and
•
all directors and executive officers of our general partner as a group.

The percentage of units beneficially owned is based on 55,242,507 common units outstanding as of February 26, 2026.

	Common Units to be Beneficially Owned	Percentage of Common Units to be Beneficially Owned
Name of Beneficial Owner(1)
5% Unitholders:
Luther King Capital Management(2)	3,071,796	6%
Named Executive Officers and Directors
Bob R. Simpson	6,750,000	12%
Brent W. Clum (3)	827,574	1%
Keith A. Hutton	4,820,215	9%
Scott T. Agosta (5)	205,474	*
Gary D. Simpson (4)	608,252	1%
Phillip R. Kevil (6)	41,411	*
Rick J. Settle (7)	37,383	*
J. Luther King, Jr.(2)(10)	3,822,907	7%
William H. Adams III (8)	118,951	*
Lawrence S. Massaro (9)	34,567	*
All executive officers and directors as a group (10 persons)	17,266,734	31%

* Represents less than 1%

(1)
Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the holders listed has sole voting and investment power with respect to the common units beneficially owned by the holder unless noted otherwise, subject to community property laws where applicable. Unless otherwise noted, the address for each beneficial owner listed below is 400 W 7th St., Fort Worth, TX 76102.
(2)
Represents (i) 1,522,733 common units held by LKCM Investment Partnership, L.P, (ii) 1,538,797 common units held by PDLP Morningstar, LLC, a wholly owned subsidiary of LKCM Private Discipline Master Fund, SPC, and (iii) 10,266 common units held by a separately managed account for which Luther King Capital Management Corporation (LKCM) serves as investment advisor.

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

(3)
Includes 386,939 common units underlying phantom units. Each phantom unit is the economic equivalent of one common unit and will be settled in common units upon vesting.
(4)
Includes 249,341 common units underlying phantom units.
(5)
Includes 88,112 common units underlying phantom units.
(6)
Includes 10,667 common units underlying phantom units. Includes 1,360 common units held by spouse.
(7)
Includes 10,667 common units underlying phantom units.
(8)
Includes 10,667 common units underlying phantom units.
(9)
Includes 14,567 common units underlying phantom units.
(10)
Includes 10,667 common units underlying phantom units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Founders own 12,397,789 common units representing an approximately 22% limited partner interest in us, and MSOG, which is majority-owned by the Founders, own and control our general partner. The Founders, who majority-own MSOG, indirectly appoint all of the directors of our general partner, which owns a non-economic general partner interest in us. These percentages do not reflect any common units that may be issued under the long-term incentive plan.

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

The Founders, who own a majority of MSOG, which owns and controls our general partner, also own 12,397,789 common units, representing approximately 22% of our outstanding common units and would receive a pro rata percentage of the cash distributions that we distribute in respect thereof.

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

Other Transactions with Related Persons

We occupy a building owned by MorningStar Capital LLC, a limited liability company owned by Mr. Simpson, the Chairman of the Board and Director. In lieu of paying rent, we paid property taxes and paid for repairs and maintenance on behalf of MorningStar Capital LLC in the amount of $0.6 million in 2025, $0.8 million in 2024 and $0.8 million in 2023.

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

If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the Board in accordance with the provisions of our partnership agreement. At the discretion of the Board in light of the circumstances, the resolution may be determined by the Board in its entirety, by the Conflicts Committee or by approval of our unitholders (other than the general partner and its affiliates).

Under our code of business conduct, any executive officer will be required to avoid personal conflicts of interest unless approved by the Board.

The code of business conduct and ethics described above was adopted in connection with the closing of our initial public offering, and as a result, the transactions described above were not reviewed according to such procedures.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed by KPMG LLP for the fiscal years ended December 31, 2025 and December 31, 2024:

	2025	2024
Audit Fees (1)	$821,750	$818,000
Audit Related Fees (2)	75,000	310,000
Tax Fees (3)	512,696	247,175
All Other Fees	—	—
Total	$1,409,446	$1,375,175

(1)
Audit Fees include fees for the annual financial statement audit and interim reviews included in our quarterly reports on Form 10-Q. Audit fees also include amounts related to services in connection with transactions, comfort letters, regulatory filings and consents.
(2)
Audit Related Fees are for services related to audits for 3-05 purposes.
(3)
Tax Fees include fees for tax compliance and tax consulting.

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
10.6

Amendment No. 5 and Borrowing Base Agreement, dated July 31, 2025, among TXO Partners, LP., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 5, 2025)

10.7	TXO Partners GP, LLC 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 31, 2023)
10.8	Form of 2023 Long-Term Incentive Plan Phantom Unit Agreement (Directors) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 31, 2023)
10.9	Form of 2023 Long-Term Incentive Plan Phantom Unit Agreement (Executives) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 31, 2023)
10.10#^

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

10.13*	TXO Partners GP, LLC Executive Severance Plan
19.1#	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 to Annual Report on Form 10-K filed on March 4, 2025)
21.1*	List of Subsidiaries of TXO Partners, L.P.
23.1*	Consent of Cawley, Gillespie & Associates
23.2*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
97.0	TXO Partners, L.P. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.0 to Annual Report on Form 10-K filed on March 5, 2024)
99.1*	Report of Cawley, Gillespie & Associates of reserves as of December 31, 2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

^ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Worth, State of Texas, on February 26, 2026.

TXO Partners, L.P.

By:	TXO Partners GP, LLC, its general partner

By:	/s/ Brent W. Clum
Name: Brent W. Clum Title: Co-Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons in the capacities and the dates indicated.

Name	Title	Date
/s/ Bob R. Simpson	Chairman	February 26, 2026
Bob R. Simpson

/s/ Brent W. Clum	Co-Chief Executive Officer, Chief Financial Officer and Director (principal financial officer)
Brent W. Clum		February 26, 2026

/s/ Gary D. Simpson	Co-Chief Executive Officer and Director (principal executive officer)
Gary D. Simpson		February 26, 2026

/s/ Scott T. Agosta	Chief Accounting Officer (principal accounting officer)
Scott T. Agosta		February 26, 2026

/s/ Phillip R. Kevil	Director
Phillip R. Kevil		February 26, 2026

/s/ Keith A. Hutton	Director
Keith A. Hutton		February 26, 2026

/s/ Rick J. Settle	Director
Rick J. Settle		February 26, 2026

/s/ J. Luther King, Jr.	Director
J. Luther King, Jr.		February 26, 2026

/s/ William H. Adams III	Director
William H. Adams III		February 26, 2026

/s/ Lawrence S. Massaro	Director
Lawrence S. Massaro		February 26, 2026