Form 10-K/A
period 2025-12-31
TXO Partners, L.P.
filed 2026-03-26
CIK 1559432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The registrant had 55,242,507 Common Units outstanding as of February 26, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: KPMG LLP Auditor Location: Fort Worth, TX Auditor Firm ID: 185

Explanatory Note

TXO Partners, L.P. ("TXO Partners") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2025, which was originally filed with the Securities and Exchange Commission (the "SEC") on February 26, 2026 (the "Original Filing"). This Amendment is being filed solely to include KPMG LLP's (Firm ID: 185) location on the Report of Independent Registered Public Accounting Firm (the "Audit Report"). The signed Audit Report was received by TXO Partners prior to the Original Filing, but the location was inadvertently omitted from the Original Filing. No other changes have been made to the Original Filing.

This Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information in the Original Filing not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 8. Financial Statements and Supplementary Data, certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, each dated as of the date of this Amendment, as well as updated inline XBRL exhibits.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

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

10.13	TXO Partners GP, LLC Executive Severance Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 26, 2026)
19.1#	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 to Annual Report on Form 10-K filed on March 4, 2025)
21.1	List of Subsidiaries of TXO Partners, L.P. (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed on February 26, 2026)
23.1	Consent of Cawley, Gillespie & Associates (incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed on February 26, 2026)
23.2	Consent of KPMG LLP (incorporated by reference to Exhibit 23.2 to Annual Report on Form 10-K filed on February 26, 2026)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
97.0	TXO Partners, L.P. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.0 to Annual Report on Form 10-K filed on March 5, 2024)
99.1	Report of Cawley, Gillespie & Associates of reserves as of December 31, 2025 (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K filed on February 26, 2026)

* Filed herewith.

** Furnished herewith.

# The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

^ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Worth, State of Texas, on March 25, 2026.

TXO Partners, L.P.

By:	TXO Partners GP, LLC, its general partner

By:	/s/ Brent W. Clum
Name: Brent W. Clum Title: Co-Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons in the capacities and the dates indicated.

Name	Title	Date
/s/ Bob R. Simpson	Chairman	March 25, 2026
Bob R. Simpson

/s/ Brent W. Clum	Co-Chief Executive Officer, Chief Financial Officer and Director (principal financial officer)
Brent W. Clum		March 25, 2026

/s/ Gary D. Simpson	Co-Chief Executive Officer and Director (principal executive officer)
Gary D. Simpson		March 25, 2026

/s/ Scott T. Agosta	Chief Accounting Officer (principal accounting officer)
Scott T. Agosta		March 25, 2026

/s/ Phillip R. Kevil	Director
Phillip R. Kevil		March 25, 2026

/s/ Keith A. Hutton	Director
Keith A. Hutton		March 25, 2026

/s/ Rick J. Settle	Director
Rick J. Settle		March 25, 2026

/s/ J. Luther King, Jr.	Director
J. Luther King, Jr.		March 25, 2026

/s/ William H. Adams III	Director
William H. Adams III		March 25, 2026

/s/ Lawrence S. Massaro	Director
Lawrence S. Massaro		March 25, 2026