Form 10-Q
period 2026-03-31
TXO Partners, L.P.
filed 2026-05-04
CIK 1559432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The registrant had outstanding 55,242,507 common units as of May 4, 2026.

i

Part I - Financial Information

Item 1. Financial Statements

TXO PARTNERS, L.P.

Consolidated Balance Sheets

(in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,886	$9,374
Accounts receivable, net	58,448	52,391
Derivative fair value	6,221	18,276
Other	17,672	15,293
Total Current Assets	90,227	95,334
Property and Equipment, at cost – successful efforts method:
Proved properties	2,340,193	2,336,977
Unproved properties	18,998	18,863
Other	89,202	89,065
Total Property and Equipment	2,448,393	2,444,905
Accumulated depreciation, depletion and amortization	(1,232,891)	(1,204,261)
Net Property and Equipment	1,215,502	1,240,644
Other Assets:
Note receivable from related party	7,168	7,131
Derivative fair value	1,401	5,576
Other	7,489	6,218
Total Other Assets	16,058	18,925
TOTAL ASSETS	$1,321,787	$1,354,903
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$38,991	$27,979
Deferred payment	70,000	70,000
Accrued liabilities	37,766	45,776
Derivative fair value	56,017	5,057
Asset retirement obligation, current portion	3,500	3,500
Other current liabilities	3,726	1,605
Total Current Liabilities	210,000	153,917
Long-term Debt	277,100	291,100
Other Liabilities:
Asset retirement obligation	221,476	217,585
Derivative fair value	8,481	35
Other liabilities	262	534
Total Other Liabilities	230,219	218,154
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	604,468	691,732
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,321,787	$1,354,903

See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P.

Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
REVENUES
Oil and condensate	$(2,746)	$64,995
Natural gas liquids	9,335	8,562
Natural gas	21,687	10,768
Total Revenues	28,276	84,325
EXPENSES
Production	47,737	42,271
Exploration	108	73
Taxes, transportation and other	19,762	17,881
Depreciation, depletion and amortization	28,838	21,429
Accretion of discount in asset retirement obligation	4,568	3,813
General and administrative	4,814	2,441
Total Expenses	105,827	87,908
OPERATING LOSS	(77,551)	(3,583)
OTHER INCOME (EXPENSE)
Other income	8,856	9,517
Interest income	99	103
Interest expense	(5,740)	(3,621)
Total Other Income	3,215	5,999
NET (LOSS) INCOME	$(74,336)	$2,416

NET (LOSS) INCOME PER COMMON UNIT
Basic	$(1.35)	$0.06
Diluted	$(1.35)	$0.06

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	55,090	41,083
Diluted	55,090	41,814

See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net (loss) income	$(74,336)	$2,416
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of assets acquired and liabilities assumed:
Depreciation, depletion and amortization	28,838	21,429
Accretion of discount in asset retirement obligation	4,568	3,813
Derivative fair value (gain) loss	91,280	9,487
Net cash received from (paid to) derivative counterparties	(15,644)	(1,896)
Non-cash incentive compensation	3,574	2,131
Other non-cash items	381	258
Changes in operating assets and liabilities (a)	(5,253)	(7,028)
Cash Provided by Operating Activities	33,408	30,610
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	6,270	-
Proved property acquisitions	(695)	1,755
Development costs	(9,427)	(8,291)
Unproved property acquisitions	(135)	(53)
Other property and asset additions	(394)	(254)
Cash Used by Investing Activities	(4,381)	(6,843)
FINANCING ACTIVITIES
Proceeds from long-term debt	23,000	36,000
Payments on long-term debt	(37,000)	(31,000)
Proceeds from sale of units to cover withholding taxes	1,508	1,215
Withholding taxes paid on vesting of restricted units	(1,446)	(1,151)
Debt issuance costs	(13)	-
Distributions	(16,564)	(25,294)
Cash Used by Financing Activities	(30,515)	(20,230)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,488)	3,537
Cash and Cash Equivalents, beginning of period	9,374	7,305
Cash and Cash Equivalents, end of period	$7,886	$10,842

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(6,147)	$1,195
Other current assets	(257)	(1,914)
Current liabilities	3,733	(4,475)
Other operating liabilities	(2,582)	(1,834)
	$(5,253)	$(7,028)

See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P.

Consolidated Statements of Partners’ Capital (Unaudited)

(in thousands)

	Units	$
Balances, December 31, 2025	54,784	$691,732
Net loss	—	(74,336)
Proceeds from sale of units to cover withholding taxes	—	1,508
Withholding taxes paid on vesting of restricted units	—	$(1,446)
Expensing of unit awards	458	$3,574
Distributions to unitholders	—	$(16,564)
Balances, March 31, 2026	55,242	$604,468

	Units	$
Balances, December 31, 2024	40,913	$609,416
Net income	—	2,416
Proceeds from sale of units to cover withholding taxes	—	1,215
Withholding taxes paid on vesting of restricted units	—	(1,151)
Expensing of unit awards	254	2,131
Distributions to unitholders	—	$(25,294)
Balances, March 31, 2025	41,167	$588,733

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

TXO Partners’ assets include its investment in an unincorporated joint venture, Cross Timbers Energy, LLC (“Cross Timbers Energy”). TXO Partners owns 50% of Cross Timbers Energy, and TXO Partners is the manager of Cross Timbers Energy. Cross Timbers Energy is governed by a Member Management Committee (MMC) and is comprised of six representatives, three from each group, with each group having one voting member. All matters that come before the MMC require the unanimous consent of the voting members. On the last day of each calendar quarter, Cross Timbers Energy distributes all excess cash to the members based on their ownership percentage of 50% each, except for earnings from the note receivable which is owned 5% by TXO Partners. Cross Timbers Energy’s properties are located primarily in the San Juan Basin of New Mexico and Colorado and the Permian Basin of West Texas and New Mexico. Cross Timbers Energy entered into purchase and sale agreements with multiple private buyers to sell its oil and gas properties (Note 3).

TXO Partners also has a wholly-owned subsidiary, MorningStar Operating LLC which owns oil and gas assets primarily in the San Juan Basin of New Mexico and Colorado, the Permian Basin of West Texas and New Mexico and the Williston Basin of Montana and North Dakota.

2.
Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and on the same basis as our audited financial statements as of December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated balance sheet as of March 31, 2026 and the consolidated statements of operations and cash flows for the periods presented herein are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of results for the periods shown. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements referred to above. The results and trends in these interim financial statements may not be indicative of results for the full year.

Significant Accounting Policies

For a complete description of TXO Partners’ significant accounting policies, see our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

3.
Acquisitions and Dispositions

In March 2026, the Partnership announced that Cross Timbers Energy executed three purchase and sale agreements with multiple private buyers to sell oil and gas properties for gross aggregate consideration of approximately $200 million (each a "Cross Timbers Transaction" and collectively, the “Cross Timbers Transactions”), including a purchase and sale agreement with CTOC Energy, LLC (“CTOC”) for approximately $123.5 million in aggregate gross consideration.

Also, in March 2026, we received $6.2 million of deposits, net to TXO Partners, related to the Cross Timbers Transactions.

On April 1, 2026, the first Cross Timbers Transaction closed resulting in net proceeds to TXO Partners of approximately $8.2 million, subject to customary purchase price adjustments.

On April 30, 2026, the second Cross Timbers Transaction closed resulting in net proceeds to TXO Partners of approximately $30.8 million, subject to customary purchase price adjustments.

Subject to customary closing conditions, the third Cross Timbers Transaction is expected to close by the end of the second quarter of 2026. There can be no assurance that all conditions to closing the third Cross Timbers Transaction will be satisfied.

The Partnership expects to receive approximately $100 million in net proceeds from the Cross Timbers Transactions, subject to customary purchase price adjustments. The Partnership intends to use a portion of the net proceeds to pay the $70.0 million deferred payment for its 2025 purchase of assets from White Rock Energy, LLC, due on July 31, 2026.

The carrying value of the Cross Timbers Energy oil and gas assets and liabilities includes net property and equipment of $158.7 million and asset retirement obligation of $68.6 million, net to TXO Partners’ interest, as of March 31, 2026. The net income related to these properties, net to TXO Partners, was $0.4 million for the three months ended March 31, 2026 and $3.5 million for the three months ended March 31, 2025.

Subsequent to the closing of the Cross Timbers Transactions, we expect to begin the process of winding down Cross Timbers Energy.

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

In the statements of operations, we recorded $26.4 million of revenues and net income of $10.9 million for the three months ended March 31, 2026 from the WRE Acquisition.

Pro forma financial information (Unaudited)

The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three months ended March 31, 2025, assuming the WRE Acquisition had been completed as of January 1, 2025. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been. Future results may vary significantly from the results reflected because of various factors.

(in thousands)	Three Months Ended March 31, 2025
Total revenue	$132,077
Net income	$15,420

4.
Related Party Transactions

We earned management fees from Cross Timbers Energy of $1.4 million for the three months ended March 31, 2026 and $1.2 million for the three months ended March 31, 2025.

5.
Debt

(in thousands)	March 31, 2026	December 31, 2025
Credit Facility, 7.4 % at March 31, 2026 and 7.6% at December 31, 2025	$270,000	$284,000
September 2016 Loan, 7.0% at March 31, 2026 and 7.4% at December 31, 2025	$7,100	$7,100
Total Long-term Debt	$277,100	$291,100

November 2021 Credit Facility

On July 31, 2025, we entered into Amendment No. 5 and Borrowing Base Agreement (“Amendment No. 5”) on our senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 5 increased the borrowing base from $275 million to $410 million, extended the maturity date to August 30, 2029 and joined certain new Lenders to the Credit Facility. In connection with the Credit Facility, we incurred financing fees and expenses, which are included in other assets on the balance sheets, of approximately $8.6 million as of March 31, 2026 and $8.6 million as of December 31, 2025 before accumulated amortization of $4.0 million as of March 31, 2026 and $3.6 million as of December 31, 2025. We incurred $2.4 million of financing fees and expenses in conjunction with Amendment No. 5. These costs are being amortized over the life of the Credit Facility. Such amortized expenses are recorded as interest expense on the statements of operations.

Redetermination of the borrowing base under the credit facility is based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in March and September, as well as upon requested interim redeterminations, by the lenders at their sole discretion. We also have the right to request additional borrowing base redeterminations each year at our discretion. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in the joint venture, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by the joint venture and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the Credit Facility, but shall exclude the fair value of derivative instruments, and current liabilities shall exclude the fair value of derivative instruments and any advances under the Credit Facility and (ii) a ratio of total indebtedness to EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume. Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Under the terms of the Credit Facility, we were in compliance with all of our debt covenants as of March 31, 2026 and December 31, 2025. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.

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

6.
Note Receivable from Related Party

We, through our 5% ownership interest in investment assets at Cross Timbers Energy, had a note receivable totaling $7.2 million as of March 31, 2026 and $7.1 million as of December 31, 2025 with a highly-rated, offshore subsidiary of Exxon Mobil Corporation. Under the terms of the agreement, the maturity date is February 10, 2046, but Cross Timbers Energy may demand repayment of all or any portion of the outstanding balance on five business days’ notice. Interest is earned based on the quarterly SOFR rate plus 4.3% and is paid quarterly. Interest income totaled $0.1 million in the first three months of 2026 and $0.1 million in the first three months of 2025.

The note receivable is treated as a non-current asset, since Cross Timbers Energy does not have any intention of demanding repayment of all or any portion of the outstanding balance at this time. Repayment would require the approval of the Cross Timbers Energy MMC.

7.
Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of changes in TXO Partners’ asset retirement obligation activity for the three months ended March 31, 2026:

(in thousands)
Asset retirement obligation, January 1	221,085
Liability settled upon plugging and abandoning wells	(677)
Accretion of discount expense	4,568
Asset retirement obligation, March 31	224,976
Less current portion	(3,500)
Asset retirement obligation, long term	$221,476

8.
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

9.
Fair Value

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

Fair Value of Financial Instruments

Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at March 31, 2026 and December 31, 2025. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,168	$7,168	$7,131	$7,131
Long-term debt	$(277,100)	$(277,100)	$(291,100)	$(291,100)
Derivative asset	$7,622	$7,622	$23,852	$23,852
Derivative liability	$(64,498)	$(64,498)	$(5,092)	$(5,092)

The fair value of our note receivable from related party approximates the carrying amount because the interest rate is based on current market interest rates and can be called upon five business days’ notice (Note 6). The fair value of our long-term debt approximates the carrying amount because the interest rate is reset periodically at then current market rates (Note 5).

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

The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	March 31, 2026	December 31, 2025
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
Note receivable from related party	$7,168	$7,131
Long-term debt	$(277,100)	$(291,100)
Derivative asset	$7,622	$23,852
Derivative liability	$(64,498)	$(5,092)

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

The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$—	$21,771	$(62,399)	$—
Natural gas liquids futures	$42	$19	$—	$—
Natural gas futures, collars and basis swaps	$7,580	$2,062	$(2,099)	$(5,092)
Total	$7,622	$23,852	$(64,498)	$(5,092)

Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated income statements, comprises the following components:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash paid to counterparties	$15,644	$1,896
Non-cash change in derivative fair value	$75,636	$7,591
Derivative fair value (gain) loss	$91,280	$9,487

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

10.
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

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
April 2026—June 2026	10,000	$62.89
July 2026—September 2026	10,000	$61.44
October 2026—December 2026	10,000	$59.29
January 2027—June 2027	3,000	$60.56
July 2027—December 2027	3,000	$63.43
January 2028—March 2028	3,000	$63.07

The price we receive for our oil production is generally different than the NYMEX price because of changes in the roll component of the NYMEX price due to the timing of when the monthly NYMEX price is set. We have entered sell basis swap agreements that effectively fix the roll component of the NYMEX price for the production and periods shown below.

Production Period	Bbls per Day	Weighted Average Roll Price per Bbl (a)
April 2026—December 2026	4,000	$1.80

_________________________________

a)
Increases to NYMEX oil price for roll component

Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $8.4 million in the three months ended March 31, 2026 and increased oil revenues by $0.1 million in the three months ended March 31, 2025. An unrealized loss decreased oil revenues by $84.2 million in the three months ended March 31, 2026 and an unrealized gain increased oil revenues by $3.1 million in the three months ended March 31, 2025.

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

Net settlements on NGL futures contracts had no impact on NGL revenues in the three months ended March 31, 2026 and no impact on NGL revenues in the three months ended March 31, 2025. An unrealized gain increased NGL revenues by $23.0 thousand in the three months ended March 31, 2026 and an unrealized loss decreased NGL revenues by $13.0 thousand in the three months ended March 31, 2025.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
April 2026—September 2026	50,000	$3.49
October 2026—December 2026	50,000	$3.93
January 2027—March 2027	42,500	$4.36
April 2027—December 2027	32,500	$3.76
January 2028—March 2028	20,000	$4.18

We have also entered into gas collars that set a ceiling and floor price for the production and periods shown below.

		Weighted Average NYMEX Price per MMBtu
Production Period	MMBtu per Day	Floor	Ceiling
January 2028— March 2028	10,000	$3.50	$5.40

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered into sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
April 2026—March 2028	30,000	$(0.89)

____________________________

(a)
Reductions to NYMEX gas price for delivery location

Net settlements on gas futures and sell basis swap contracts decreased gas revenues by $7.3 million in the three months ended March 31, 2026 and $2.0 million in the three months ended March 31, 2025. An unrealized gain to record the fair value of derivative contracts increased gas revenues by $8.5 million in the three months ended March 31, 2026 and an unrealized loss decreased gas revenues by $10.6 million in the three months ended March 31, 2025.

11.
Earnings per Unit

The following represents basic and diluted earnings per common unit for the three months ended March 31, 2026 and 2025:

(in thousands, except per unit data)	Net (loss) income	Units	(Loss) Income per Unit
2026
Basic	$(74,336)	55,090	$(1.35)
Dilutive effect of phantom units	—	—
Diluted	$(74,336)	55,090	$(1.35)

2025
Basic	$2,416	41,083	$0.06
Dilutive effect of phantom units	—	731
Diluted	$2,416	41,814	$0.06

All restricted units, totaling 1.3 million, were excluded from the calculation of earnings per common unit for the three months ended March 31, 2026, because the units are anti-dilutive. No units were excluded for the three months ended March 31, 2025.

12.
Partners’ Capital

On May 15, 2025, we completed an underwritten public offering for the sale of 11,666,667 common units at a price of $15.00 per common unit resulting in proceeds of approximately $165.6 million net of underwriting discounts, commissions and other costs. On May 19, 2025, we completed the sale of an additional 1,750,000 common units at a price of $15.00 per common unit pursuant to the underwriter’s exercise in full of its option to purchase additional common units in the Offering, resulting in additional net proceeds of approximately $23.9 million, after deducting underwriting discounts, commissions and other costs. We used the net proceeds from the Offering to fund a portion of the cash consideration for the WRE Acquisition (Note 3).

On May 4, 2026, the board of directors of our general partner declared a cash distribution of $0.36 per common unit for the quarter ended March 31, 2026. The distribution will be paid on May 22, 2026, to unitholders of record on May 15, 2026.

Our fourth quarter distribution of $0.30 per unit with respect to cash available for distribution for the three months ended December 31, 2025, was paid on March 17, 2026.

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

	Three Months Ended March 31, 2026
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$89,777	$9,312	$20,467	$119,556
Unrealized gain (loss) on derivatives	(84,170)	23	8,511	(75,636)
Realized gain (loss) on derivatives	(8,353)	—	(7,290)	(15,644)
Total revenues	$(2,746)	$9,335	$21,687	$28,276

	Three Months Ended March 31, 2025
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$61,838	$8,575	$23,399	$93,812
Unrealized gain (loss) on derivatives	3,071	(13)	(10,649)	(7,591)
Realized gain (loss) on derivatives	86	—	(1,982)	(1,896)
Total Revenues	$64,995	$8,562	$10,768	$84,325

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

We recognized compensation expense related to these and prior grants of $3.6 million for the three months ended March 31, 2026 and $2.1 million for the three months ended March 31, 2025. As of March 31, 2026, we had total deferred compensation expense of $20.7 million. For these non-vested unit awards, we estimate that compensation expense for service periods after March 31, 2026 will be $8.0 million in 2026, $7.7 million in 2027, $4.6 million in 2028 and $0.4 million in 2029. The weighted average remaining vesting period is 1.8 years.

15.
Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accrued production expenses	$25,828	$27,409
Accrued capital expenditures	$4,094	$4,826
Accrued bonuses	$1,439	$6,100
Accrued ad valorem taxes	$2,494	$3,978
Accrued severance taxes	$3,733	$2,944
Other accrued liabilities	$178	$519
Total accrued liabilities	$37,766	$45,776

16.
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

Selected financial information related to our one reportable segment is included below:

(in thousands)	Three months ended March 31,
	2026	2025
REVENUES
Oil and condensate	$(2,746)	$64,995
Natural gas liquids	9,335	8,562
Gas	21,687	10,768
Total Revenues	28,276	84,325
EXPENSES
Production	47,737	42,271
Exploration	108	73
Taxes, transportation and other	19,762	17,881
Depreciation, depletion, and amortization	28,838	21,429
Accretion of discount in asset retirement obligation	4,568	3,813
General and administrative	4,814	2,441
Total Expenses	105,827	87,908
OPERATING LOSS	(77,551)	(3,583)
OTHER INCOME
Other income	8,856	9,517
SEGMENT (LOSS) INCOME FROM OPERATIONS	$(68,695)	$5,934

Reconciliation:
Interest income	99	103
Interest expense	(5,740)	(3,621)
Other Expense	(5,641)	(3,518)
NET (LOSS) INCOME	$(74,336)	$2,416

CASH PROVIDED BY OPERATING ACTIVITIES	$33,408	$30,610

17.
Supplemental Cash Flow Information

Interest payments totaled $5.7 million for the three months ended March 31, 2026 and $3.2 million for the three months ended March 31, 2025. State income tax payments were insignificant for the three months ended March 31, 2026 and $0.2 million during the three months ended March 31, 2025.

18.
Subsequent Events

We have evaluated subsequent events through the date the financial statements were available to be issued. See Note 3.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report"). Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Unless otherwise stated or the context indicates otherwise, references in this Quarterly Report to “our general partner” refers to TXO Partners GP, LLC, a Delaware limited liability company, and the terms “partnership,” the “Company,” “we,” “our,” “us” or similar terms refer to TXO Partners, L.P., a Delaware limited partnership (the "Partnership" or“TXO Partners”) and its subsidiaries. Unless otherwise indicated, throughout this discussion the term “MBoe” refers to thousands of barrels of oil equivalent quantities produced for the indicated period, with natural gas and NGL quantities converted to Bbl on an energy equivalent ratio of six Mcf to one barrel of oil.

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
•
cost inflation;
•
changes to U.S. and foreign governmental regulation, taxation and tariffs;
•
our ability to integrate the acquired assets and realize the anticipated benefits of the WRE Acquisition, including, among other things, operating efficiencies, revenue synergies and other cost savings;
•
political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, the recent military conflict involving Iran, attacks in the Red Sea and other continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;
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

Recent Developments

Cross Timbers Energy, LLC Disposition

In March 2026, we announced that Cross Timbers Energy executed three purchase and sale agreements with multiple private buyers to sell oil and gas properties for gross aggregate consideration of approximately $200 million, including a purchase and sale agreement with CTOC for approximately $123.5 million in gross aggregate consideration.

Also, in March 2026, we received approximately $6.2 million of deposits, net to TXO Partners, related to the Cross Timbers Transactions.

On April 1, 2026, the first Cross Timbers Transaction closed resulting in net proceeds of approximately $8.2 million, subject to customary purchase price adjustments. The preliminary allocation of the proceeds included $8.3 million to proved properties and $0.1 million to other current liabilities.

On April 30, 2026, the second Cross Timbers Transaction closed resulting in net proceeds of approximately $30.8 million, subject to customary purchase price adjustments, of which all was allocated to proved properties.

Subject to customary closing conditions, the third Cross Timbers Transaction is expected to close by the end of the second quarter of 2026. There can be no assurance that all conditions to closing the third Cross Timbers Transaction will be satisfied.

We expect to receive approximately $100.0 million in net proceeds from the Cross Timbers Transactions, subject to customary purchase price adjustments. We intend to use a portion of the net proceeds to pay the $70.0 million deferred payment for our 2025 purchase of assets from White Rock Energy, LLC, due on July 31, 2026.

Market Outlook

The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2025 through March 31, 2026, NYMEX prices for crude oil and natural gas reached a high of $102.88 per Bbl and $7.46 per MMBtu, respectively, and a low of $55.27 per Bbl and $2.70 per MMBtu, respectively. Oil prices increased in the first quarter of 2026 due to hostilities in the Middle East which led to unexpected production cuts and supply constraints. These increases began to moderate in April 2026 due to the cease fire announcement, however, oil prices remain volatile.

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

Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, war, geopolitical issues, inflation, tariffs, the availability and cost of credit and the United States financial markets and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. Rising inflation has been pervasive for the last several years, increasing the cost of salaries, wages, supplies, material, freight, and energy. While we have seen inflation moderate, inflation continues to run higher than the Federal Reserve target, resulting in higher costs. We continue to undertake actions and implement plans to address these pressures and protect the requisite access to commodities and services, however, these mitigation efforts may not succeed or be insufficient. Nevertheless, we expect for the foreseeable future to experience inflationary pressure on our cost structure. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs. We do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent these higher costs do not begin to reverse or start to increase again, we may experience a higher cost environment going forward. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.

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
•
production expenses;
•
acquisition and development expenditures;
•
Adjusted EBITDAX; and
•
Cash Available for Distribution.

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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net (loss) income	$(74,336)	$2,416
Interest expense	5,740	3,621
Interest income	(99)	(103)
Depreciation, depletion and amortization	28,838	21,429
Accretion of discount in asset retirement obligation	4,568	3,813
Exploration expense	108	73
Unrealized (gains) losses on commodity derivative contracts	75,636	7,591
Non-cash incentive compensation	3,574	2,131
Non-recurring (gain)/loss	43	5
Adjusted EBITDAX	$44,072	$40,976
Cash Interest expense	(5,402)	(3,368)
Cash Interest income	99	103
Exploration expense	(108)	(73)
Development costs	(9,427)	(8,291)
Cash Available for Distribution	$29,234	$29,347

Net cash provided by operating activities	$33,408	$30,610
Changes in operating assets and liabilities	5,253	7,028
Development costs	(9,427)	(8,291)
Cash Available for Distribution	$29,234	$29,347

Results of Operations

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	Three months ended March 31,
	2026	2025
REVENUES
Oil and condensate	$(2,746)	$64,995
Natural gas liquids	9,335	8,562
Natural gas	21,687	10,768
Total Revenues	28,276	84,325
EXPENSES
Production	47,737	42,271
Exploration	108	73
Taxes, transportation and other	19,762	17,881
Depreciation, depletion and amortization	28,838	21,429
Accretion of discount in asset retirement obligation	4,568	3,813
General and administrative	4,814	2,441
Total Expenses	105,827	87,908
OPERATING LOSS	(77,551)	(3,583)
OTHER INCOME (EXPENSE)
Other income	8,856	9,517
Interest income	99	103
Interest expense	(5,740)	(3,621)
Total Other Income	3,215	5,999
NET (LOSS) INCOME	$(74,336)	$2,416

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Sales:
Oil and condensate sales (MBbls)	1,310	902
Natural gas liquids sales (MBbls)	425	295
Natural gas sales (MMcf)	7,027	6,791
Total (MBoe)	2,906	2,329
Total (MBoe/d)	32	26
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$68.54	$68.58
Oil and condensate (per Bbl) (1)	$(2.10)	$72.08
Natural gas liquids excluding the effects of derivatives (per Bbl)	$21.91	$29.04
Natural gas liquids (per Bbl) (2)	$21.96	$29.00
Natural gas excluding the effects of derivatives (per Mcf)	$2.91	$3.45
Natural gas (per Mcf) (3)	$3.09	$1.59
Expense per Boe:
Production	$16.43	$18.15
Taxes, transportation and other	$6.80	$7.68
Depreciation, depletion and amortization	$9.92	$9.20
General and administrative expenses	$1.66	$1.05

(1)
Oil and condensate prices include both realized and unrealized gains and losses from derivatives. Unrealized losses were $84.2 million for the three months ended March 31, 2026 and unrealized gains were $3.1 million for the three months ended March 31, 2025. Realized losses were $8.4 million for the three months ended March 31, 2026 and realized gains were $0.1 million for the three months ended March 31, 2025.
(2)
Natural gas liquids prices include unrealized gains and losses from derivatives. Unrealized gains were $23.0 thousand for the three months ended March 31, 2026 and unrealized losses were $13.0 thousand for the three months ended March 31, 2025. There were no realized gains or losses for either the three months ended March 31, 2026 or the three months ended March 31, 2025.
(3)
Natural gas prices include both realized gains and unrealized gains and losses from derivatives. Unrealized gains were $8.5 million for the three months ended March 31, 2026 and unrealized losses were $10.6 million for the three months ended March 31, 2025. Realized losses were $7.3 million for the three months ended March 31, 2026 and $2.0 million for the three months ended March 31, 2025.

Revenues

Revenues decreased $56.0 million, or 66%, from $84.3 million for the three months ended March 31, 2025 to $28.3 million for the three months ended March 31, 2026. The decrease was primarily attributable to net losses on our hedging activity of $91.3 million for the three months ended March 31, 2026, compared to net hedging losses of $9.5 million for the three months ended March 31, 2025, resulting in a year-over-year increase in hedging losses of $81.8 million, of which $68.0 million were unrealized losses and $13.7 million were realized losses. Additionally, a 15% decrease in the average selling price of natural gas, excluding the effects of derivatives, resulted in a decrease in revenue of $3.6 million and a 25% decrease in the average selling price of NGLs, excluding the effects of derivatives, resulted in a decrease in revenue of $2.1 million. These decreases were partially offset by increases in production of 577 MBoe which resulted in increased revenue of $31.5 million primarily as a result of the acquisition of producing assets in the Williston Basin (the "Williston Acquisition") being offset by natural declines in the historical properties.

Production expenses

Production expenses increased $5.5 million, or 13%, from $42.3 million for the three months ended March 31, 2025 to $47.7 million for the three months ended March 31, 2026. This increase is primarily due to increased costs of $3.3 million related to the Williston Acquisition and increased maintenance and electricity costs on our historical properties.

On a per unit basis, production expenses decreased from $18.15 per Boe sold for the three months ended March 31, 2025 to $16.43 per Boe sold for the three months ended March 31, 2026. The decrease is primarily related to an increase in production of 577 MBoe partially offset by increased costs attributable to production from the Williston Acquisition.

Taxes, transportation, and other

Taxes, transportation, and other increased $1.9 million, or 11%, from $17.9 million for the three months ended March 31, 2025 to $19.8 million for the three months ended March 31, 2026. The increase is primarily attributable to the increase in production partially offset by decreased oil, gas and NGL prices excluding the effects of derivatives.

On a per unit basis, taxes, transportation, and other decreased from $7.68 per Boe sold for the three months ended March 31, 2025 to $6.80 per Boe sold for the three months ended March 31, 2026. The decrease is primarily related to increased production partially offset by increased costs.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization (“DD&A”) increased $7.4 million, or 35%, from $21.4 million for the three months ended March 31, 2025 to $28.8 million for the three months ended March 31, 2026. The increase is primarily attributable to the DD&A from increased production associated with the Williston Acquisition which has a higher rate than the historical properties partially offset by decreased production on our historical properties.

On a per unit basis, depreciation, depletion, and amortization increased from $9.20 per Boe sold for the three months ended March 31, 2025 to $9.92 per Boe sold for the three months ended March 31, 2026. The increase is primarily related to the production associated with the Williston Acquisition, which has a higher rate than the historical properties.

General and administrative

General and administrative (“G&A”) expenses increased $2.4 million, or 97%, from $2.4 million for the three months ended March 31, 2025 to $4.8 million for the three months ended March 31, 2026. The increase is primarily attributable to higher personnel costs of $1.7 million, principally due to amortization of unit-based compensation.

On a per unit basis, G&A expense increased from $1.05 per Boe sold for the three months ended March 31, 2025 to $1.66 per Boe sold for the three months ended March 31, 2026. The increase is primarily related to increased costs partially offset by increased production.

Other income

Other income decreased $0.7 million, or 7%, from $9.5 million for the three months ended March 31, 2025 to $8.9 million for the three months ended March 31, 2026. The decrease is primarily attributable to lower CO2 and plant income of $1.7 million and the absence of bonus payments from term leases of $1.2 million partially offset by increased marketing income of $1.5 million. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.

Interest expense

Interest expense increased $2.1 million, or 59%, from $3.6 million for the three months ended March 31, 2025 to $5.7 million for the three months ended March 31, 2026. The increase is primarily attributable to increased borrowings partially offset by a lower average interest rate.

Liquidity and Capital Resources

Our primary sources of liquidity and capital will be cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $270.0 million at March 31, 2026 and $284.0 million at December 31, 2025, and the remaining availability under our Credit Facility was $140.0 million at March 31, 2026 and $126.0 million at December 31, 2025. Additionally, we had negative net working capital (including cash and excluding the effects of derivative instruments) of $70.0 million at March 31, 2026 and negative net working capital of $71.8 million at December 31, 2025. The negative working capital of $70.0 million at March 31, 2026 and $71.8 million at December 31, 2025 is primarily related to the $70.0 million deferred payment on the Williston Acquisition that is due July 31, 2026.

Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. Our first quarter distribution of $0.36 per unit with respect to cash available for distribution for the three months ended March 31, 2026, was declared on May 4, 2026 and will be paid on May 22, 2026 to unitholders of record on May 15, 2026.

Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures. Our capital expenditures including acquisitions and net of sales were $4.4 million for the three months ended March 31, 2026 and $6.8 million for the three months ended March 31, 2025 Included in the three months ended March 31, 2026, is $6.2 million related to TXO Partners' share of deposits related to the Cross Timbers Transactions.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”

We incurred costs of approximately $8.7 million for drilling, completion and recompletion activities and facilities costs in the three months ended March 31, 2026 and we have budgeted approximately $70.0 million for such costs in 2026.

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

Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our distributions, meet our debt obligations and fund our 2026 capital development programs from cash flow from operations and borrowings under our Credit Facility.

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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$33,408	$30,610
Net cash used by investing activities	(4,381)	(6,843)
Net cash used by financing activities	(30,515)	(20,230)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net cash provided by operating activities

Net cash provided by operating activities increased $2.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to increased production and improved operating results, excluding the effects of derivatives partially offset by higher expenses and lower oil, gas and NGL prices.

Net cash used by investing activities

Net cash used by investing activities decreased $2.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to proceeds from sale of property and equipment of $6.3 million partially offset by an increase in proved property acquisitions of $2.5 million and development costs of $1.1 million.

Net cash used by financing activities

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Proceeds from long-term debt	$23,000	$36,000
Payments on long-term debt	(37,000)	(31,000)
Proceeds from sale of units to cover withholding taxes	1,508	1,215
Withholding taxes paid on vesting of restricted units	(1,446)	(1,151)
Debt issuance costs	(13)	—
Distributions	(16,564)	(25,294)
Net cash used by financing activities	$(30,515)	$(20,230)

Net cash used by financing activities increased $10.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to increased net repayments under our Credit Facility of $19.0 million partially offset by decreased distributions to unitholders of $8.7 million.

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

At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). The weighted average interest rate on Credit Facility borrowings was 7.4% in the three months ended March 31, 2026.

We are required to maintain (i) a current ratio (the ratio of current assets to current liabilities) greater than 1.0 to 1.0, which for purposes of this definition includes availability under the Credit Facility but excludes the fair value of derivative instruments, and (ii) a ratio of total net debt-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio, total net debt is total debt for borrowed money (including capital leases and purchase money debt) minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means the sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Under the terms of the Credit Facility, we were in compliance with all of our debt covenants as of March 31, 2026. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.

We had $270.0 million debt outstanding and $140.0 million available under our Credit Facility as of March 31, 2026.

Contractual obligations and commitments

We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.

Derivative contracts

We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of March 31, 2026, the current liability related to such contracts was $56.0 million and the long-term liability related to such contracts was $8.5 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas. For further information on derivative contracts, see Note 10 in the financial statements included elsewhere in this Quarterly Report.

Asset Retirement Obligation

At March 31, 2026, we had asset retirement obligations of $225.0 million inclusive of a current portion of $3.5 million. For further information on asset retirement obligations, see Note 7 in the financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies

There has been no change in our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2026.

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

As of March 31, 2026, the fair market value of our oil, NGL and natural gas derivative contracts was a net liability of $56.9 million. Based upon our open commodity derivative positions at March 31, 2026, a hypothetical 10% change in the NYMEX WTI, Henry Hub prices, OPIS prices and basis prices would change our net oil, NGL and natural gas derivative liability by approximately $40.6 million.

(in thousands)	Fair Value at March 31, 2026	Hypothetical Price Increase or Decrease of 10% Price Change
Derivative asset (liability) – Crude Oil	$(62,399)	$32,014
Derivative asset (liability) – Natural Gas Liquids	$42	$34
Derivative asset (liability) – Natural Gas	$5,481	$8,525
Net derivative liability	$(56,876)	$40,573

The hypothetical change in fair value could be a gain or loss depending on whether prices increase or decrease.

Counterparty and customer credit risk

Our cash and cash equivalents are exposed to concentrations of credit risk. We manage and control this risk by investing these funds in major financial institutions. We often have balances in excess of the federally insured limits.

We sell oil, NGL and natural gas production to various types of customers. Credit is extended based on an evaluation of the customer’s financial condition and historical payment record. The future availability of a ready market for our production depends on numerous factors outside of our control, none of which can be predicted with certainty. For the years ended December 31, 2025, we had three customers and December 31, 2024, we had two customers that each accounted for more than 10% of total revenues. We do not believe the loss of any single purchaser would materially impact our operating results because oil, NGLs and natural gas are fungible products with well-established markets and numerous purchasers.

At March 31, 2026, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.

Interest rate risk

At March 31, 2026, we had $270.0 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $2.7 million per year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Co-Chief Executive Officer and Chief Financial Officer, along with the Co-Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026. Based on this evaluation, the Co-Chief Executive Officer and Chief Financial Officer, along with the Co-Chief Executive Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including the Co-Chief Executive Officer and Chief Financial Officer, along with the Co-Chief Executive Officer, to allow timely decisions regarding its required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, the Co-Chief Executive Officer and Chief Financial Officer, along with the Co-Chief Executive Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Limited Partnership of TXO Partners, L.P. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed on May 9, 2023)

3.2	Amended and Restated Certificate of Formation of TXO Partners GP, LLC (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed on May 9, 2023)

3.3	Seventh Amended and Restated Agreement of Limited Partnership of TXO Partners, L.P. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on January 31, 2023)

3.4

Amendment No. 1 to the Seventh Amended and Restated Agreement of Limited Partnership of TXO Partners, L.P. (incorporated by reference to Exhibit 3.3 to Quarterly Report on Form 10-Q filed on May 9, 2023)

3.5	Amended and Restated Limited Liability Company Agreement of TXO Partners GP, LLC (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on March 31, 2023)

3.6	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of TXO Partners GP, LLC (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q filed on May 9, 2023)

10.1*#	TXO Partners GP, LLC Executive Severance Plan

10.2	Purchase and Sale Agreement with CTOC, dated as of March 10, 2026 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on March 10, 2026)

31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

31.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a)

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TXO Partners, L.P.

By:	TXO Partners GP, LLC, its general partner

By:	/s/ Brent W. Clum
Name: Brent W. Clum Title: Co-Chief Executive Officer, Chief Financial Officer and Duly Authorized Officer