Form 10-Q
period 2026-06-30
TXO Partners, L.P.
filed 2026-08-04
CIK 1559432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,“smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 55,446,407 common units as of August 4, 2026.

i

Part I - Financial Information

Item 1. Financial Statements

TXO PARTNERS, L.P.

Consolidated Balance Sheets

(in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$107,478	$9,374
Accounts receivable, net	51,171	52,391
Derivative fair value	8,033	18,276
Other	12,813	15,293
Total Current Assets	179,495	95,334
Property and Equipment, at cost – successful efforts method:
Proved properties	1,204,804	2,336,977
Unproved properties	10,501	18,863
Other	89,281	89,065
Total Property and Equipment	1,304,586	2,444,905
Accumulated depreciation, depletion and amortization	(248,214)	(1,204,261)
Net Property and Equipment	1,056,372	1,240,644
Other Assets:
Note receivable from related party	7,168	7,131
Derivative fair value	1,621	5,576
Other	6,763	6,218
Total Other Assets	15,552	18,925
TOTAL ASSETS	$1,251,419	$1,354,903
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$33,062	$27,979
Deferred payment	70,000	70,000
Accrued liabilities	41,038	45,776
Derivative fair value	21,268	5,057
Asset retirement obligation, current portion	2,000	3,500
Other current liabilities	3,271	1,605
Total Current Liabilities	170,639	153,917
Long-term Debt	270,100	291,100
Other Liabilities:
Asset retirement obligation	156,760	217,585
Derivative fair value	5,634	35
Other liabilities	233	534
Total Other Liabilities	162,627	218,154
Commitments and Contingencies
Partners’ Capital:
Partners’ capital	648,053	691,732
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,251,419	$1,354,903

See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P.

Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Oil and condensate	$130,758	$59,054	$128,012	$124,049
Natural gas liquids	10,761	7,892	20,096	16,454
Natural gas	9,353	22,933	31,040	33,701
Total Revenues	150,872	89,879	179,148	174,204
EXPENSES
Production	41,453	43,334	89,190	85,605
Exploration	126	60	234	133
Taxes, transportation and other	19,708	15,234	39,470	33,115
Depreciation, depletion and amortization	23,968	21,684	52,806	43,113
Accretion of discount in asset retirement obligation	3,201	3,828	7,769	7,641
General and administrative	4,751	9,454	9,565	11,895
Total Expenses	93,207	93,594	199,034	181,502
OPERATING INCOME (LOSS)	57,665	(3,715)	(19,886)	(7,298)
OTHER INCOME (EXPENSE)
Other income	8,488	5,851	17,344	15,368
Interest income	197	300	296	403
Interest expense	(5,579)	(2,571)	(11,319)	(6,192)
Total Other Income	3,106	3,580	6,321	9,579
NET INCOME (LOSS)	$60,771	$(135)	$(13,565)	$2,281

NET INCOME (LOSS) PER COMMON UNIT
Basic	$1.10	$0.00	$(0.25)	$0.05
Diluted	$1.07	$0.00	$(0.25)	$0.05

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	55,446	48,220	55,269	44,671
Diluted	56,682	48,220	55,269	45,549

See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net (loss) income	$(13,565)	$2,281
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	52,806	43,113
Accretion of discount in asset retirement obligation	7,769	7,641
Derivative fair value loss (gain)	74,836	(5,348)
Net cash received from (paid to) derivative counterparties	(38,828)	5,504
Non-cash incentive compensation	6,359	9,367
Gain on sale	(1,625)	-
Other non-cash items	767	511
Changes in operating assets and liabilities (a)	(6,011)	(5,605)
Cash Provided by Operating Activities	82,508	57,464
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	100,330	-
Proved property acquisitions	(1,130)	(34,205)
Development costs	(24,670)	(14,956)
Unproved property acquisitions	(600)	(55)
Other property and asset additions	(803)	(350)
Cash Provided by (Used by) Investing Activities	73,127	(49,566)
FINANCING ACTIVITIES
Proceeds from long-term debt	44,000	88,500
Payments on long-term debt	(65,000)	(226,500)
Net proceeds from public offering	-	189,502
Proceeds from sale of units to cover withholding taxes	2,173	1,215
Withholding taxes paid on vesting of restricted units	(2,120)	(2,358)
Debt issuance costs	(58)	(3)
Distributions	(36,526)	(57,606)
Cash Used by Financing Activities	(57,531)	(7,250)
INCREASE IN CASH AND CASH EQUIVALENTS	98,104	648
Cash and Cash Equivalents, beginning of period	9,374	7,305
Cash and Cash Equivalents, end of period	$107,478	$7,953

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$898	$3,896
Other current assets	1,381	(2,151)
Current liabilities	(5,145)	(5,251)
Other operating liabilities	(3,145)	(2,099)
	$(6,011)	$(5,605)

See accompanying notes to the Consolidated Financial Statements

TXO PARTNERS, L.P.

Consolidated Statements of Partners’ Capital (Unaudited)

(in thousands)

	Units	$
Balances, March 31, 2026	55,242	$604,468
Net income	—	60,771
Proceeds from sale of units to cover withholding taxes	—	665
Withholding taxes paid on vesting of restricted units	—	(674)
Expensing of unit awards	204	2,785
Distributions to unitholders	—	(19,962)
Balances, June 30, 2026	55,446	$648,053

	Units	$
Balances, March 31, 2025	41,167	$588,733
Net loss	—	(135)
Net proceeds from sale of units	13,417	189,502
Proceeds from sale of units to cover withholding taxes	—	1,207
Withholding taxes paid on vesting of restricted units	—	(1,207)
Expensing of unit awards	200	7,236
Distributions to unitholders	—	(32,312)
Balances, June 30, 2025	54,784	$753,024

	Units	$
Balances, December 31, 2025	54,784	$691,732
Net loss	—	(13,565)
Proceeds from sale of units to cover withholding taxes	—	2,173
Withholding taxes paid on vesting of restricted units	—	(2,120)
Expensing of unit awards	662	6,359
Distributions to unitholders	—	(36,526)
Balances, June 30, 2026	55,446	$648,053

	Units	$
Balances, December 31, 2024	40,913	$609,416
Net income	—	2,281
Net proceeds from sale of units	13,417	189,502
Proceeds from sale of units to cover withholding taxes	—	2,422
Withholding taxes paid on vesting of restricted units	—	(2,358)
Expensing of unit awards	454	9,367
Distributions to unitholders	—	(57,606)
Balances, June 30, 2025	54,784	$753,024

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

TXO Partners’ assets and liabilities include its investment in an unincorporated joint venture, Cross Timbers Energy, LLC (“Cross Timbers Energy”). TXO Partners owns 50% of Cross Timbers Energy, and TXO Partners is the manager of Cross Timbers Energy. Cross Timbers Energy is governed by a Member Management Committee (MMC) and is comprised of six representatives, three from each group, with each group having one voting member. All matters that come before the MMC require the unanimous consent of the voting members. On the last day of each calendar quarter, Cross Timbers Energy distributes all excess cash to the members based on their ownership percentage of 50% each, except for earnings from the note receivable which is owned 5% by TXO Partners. Cross Timbers Energy’s properties are located primarily in the San Juan Basin of New Mexico and Colorado and the Permian Basin of West Texas and New Mexico. Cross Timbers Energy executed purchase and sale agreements with multiple private buyers to sell its oil and gas properties and has begun the process of winding down the joint venture (Note 3).

TXO Partners also has a wholly-owned subsidiary, MorningStar Operating LLC which owns oil and gas assets primarily in the San Juan Basin of New Mexico and Colorado, the Permian Basin of West Texas and New Mexico and the Williston Basin of Montana and North Dakota.

2.
Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and on the same basis as our audited financial statements as of December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated balance sheet as of June 30, 2026 and the consolidated statements of operations and cash flows for the periods presented herein are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of results for the periods shown. Certain information and note disclosures normally included in annual financial statements have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Because the consolidated interim financial statements do not include all of the information and notes required by US GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements referred to above. The results and trends in these interim financial statements may not be indicative of results for the full year.

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

On May 28, 2026, the final Cross Timbers Transaction with CTOC closed resulting in net proceeds to TXO Partners of approximately $59.4 million, subject to customary purchase price adjustments.

As of June 30, 2026, we had not received our share of the proceeds from the Cross Timbers Transactions. Instead, the proceeds were held as cash at Cross Timbers Energy and our share is included as cash and cash equivalents on the June 30, 2026, balance sheet. However, in July 2026, we began the process of winding down Cross Timbers Energy. As part of the initial wind down, we received an initial distribution from Cross Timbers Energy of $95.0 million. We used a portion of the net proceeds to pay the $70.0 million deferred payment for our 2025 purchase of assets from White Rock Energy, LLC, due on July 31, 2026. The remainder of the initial distribution was used to pay down debt under our Credit Facility (Note 5).

Due to Cross Timbers Energy selling its oil and gas assets, the carrying value of its oil and gas assets and liabilities includes net property and equipment of $0.0 million and asset retirement obligation of $0.0 million, as of June 30, 2026. The net income (loss) related to these properties, net to TXO Partners, was income of $10.0 million for the three months ended June 30, 2026 , a loss of ($3.8) million for the three months ended June 30, 2025, income of $10.5 million for the six months ended June 30, 2026 and a loss of ($0.3) million for the six months ended June 30, 2025. We expect to complete the wind down of Cross Timbers Energy by the end of the year.

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

Pro forma financial information (Unaudited)

The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three and six months ended June 30, 2025, assuming the WRE Acquisition and Cross Timbers Transactions had been completed as of January 1, 2025. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been. Future results may vary significantly from the results reflected because of various factors.

(in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total revenue	$93,535	$225,612
Net income	$13,894	$29,314

4.
Related Party Transactions

We earned management fees from Cross Timbers Energy of $0.8 million for the three months ended June 30, 2026 and $1.3 million for the three months ended June 30, 2025. We earned management fees from Cross Timbers Energy of $2.2 million for the six months ended June 30, 2026 and $2.5 million for the six months ended June 30, 2025. We do not expect to receive additional management fees as part of the wind down of Cross Timbers Energy.

5.
Debt

(in thousands)	June 30, 2026	December 31, 2025
Credit Facility, 7.3 % at June 30, 2026 and 7.6% at December 31, 2025	$263,000	$284,000
September 2016 Loan, 7.0% at June 30, 2026 and 7.4% at December 31, 2025	$7,100	$7,100
Total Long-term Debt	$270,100	$291,100

November 2021 Credit Facility

On July 31, 2025, we entered into Amendment No. 5 and Borrowing Base Agreement (“Amendment No. 5”) on our senior secured credit facility (the “Credit Facility”) with certain commercial banks, as the lenders, and JPMorgan Chase Bank, N.A., as the administrative agent. We use the Credit Facility for general corporate purposes. Amendment No. 5 increased the borrowing base from $275 million to $410 million, extended the maturity date to August 30, 2029 and joined certain new Lenders to the Credit Facility. In connection with the Credit Facility, we incurred financing fees and expenses, which are included in other assets on the balance sheets, of approximately $8.7 million as of June 30, 2026 and $8.6 million as of December 31, 2025 before accumulated amortization of $4.3 million as of June 30, 2026 and $3.6 million as of December 31, 2025. We incurred $2.4 million of financing fees and expenses in conjunction with Amendment No. 5. These costs are being amortized over the life of the Credit Facility. Such amortized expenses are recorded as interest expense on the statements of operations.

Redetermination of the borrowing base under the credit facility is based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in March and September, as well as upon requested interim redeterminations, by the lenders at their sole discretion. We also have the right to request additional borrowing base redeterminations each year at our discretion. Significant declines in commodity prices may result in a decrease in the borrowing base. These borrowing base declines can be offset by any commodity price hedges we enter. Our obligations under the credit facility are secured by substantially all assets of the Partnership, including, without limitation, (i) our interest in the joint venture, (ii) all our deposit accounts, securities accounts, and commodities accounts, (iii) any receivables owed to us by the joint venture and (iv) any oil and gas properties owned directly by TXO Partners or its wholly-owned subsidiaries. We are required to maintain (i) a current ratio greater than 1.0 to 1.0 and current assets shall include availability under the Credit Facility, but shall exclude the fair value of derivative instruments, and current liabilities shall exclude the fair value of derivative instruments and any advances under the Credit Facility and (ii) a ratio of total net debt to EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio (“Leverage Ratio”), total net debt includes total debt for borrowed money (including capital leases and purchase money debt), minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means the sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Our hedge requirements are based on availability under the Credit Facility and the Leverage Ratio. If the Leverage Ratio is greater than 0.75 to 1.00, we are required to hedge at least 50% of reasonably anticipated projected production of proved developed producing reserves for the 24 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.75 to 1.00 and availability under the Credit Facility is greater than 20% of the then current borrowing base, the minimum required hedge volume would be 35% for the 12 months following the end of the most recent quarter. If the Leverage Ratio is less than 0.50 to 1.00 and availability under the Credit Facility is greater than 66.7% of the then current borrowing base, there would be no minimum required hedge volume. Our Credit Facility prohibits us from hedging more than 90% of our reasonably projected production for any fiscal year. Effective with the completion of the spring redetermination in June 2026, we received a waiver of all hedge requirements for months 19 through 24 for the quarters ended June 30, 2026 and September 30, 2026. Under the terms of the Credit Facility, we were in compliance with all of our debt covenants as of June 30, 2026 and December 31, 2025. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.

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

September 2016 Loan

On September 30, 2016, TXO Partners entered into an unsecured loan agreement with Cross Timbers Energy (the “FAM Loan”). The proceeds for the loan were taken from the cash held by the offshore subsidiary of Exxon Mobil Corporation and the loan was assigned to the offshore subsidiary (Note 6). The loan matures on November 29, 2029, but is automatically extended should the maturity date of the Credit Facility be extended. In all instances, this loan will mature ninety-one days after the maturity of the Credit Facility. Interest on the loan is the lesser of (a) SOFR plus three and one-quarter of one percent (3.25%) per annum, adjusted monthly or (b) the highest rate permitted by applicable law. Though the note is unsecured, we are required to stay in compliance with the terms of the Credit Facility. As part of the wind down of Cross Timbers Energy, we expect to settle this loan using proceeds from our note receivable from related party (Note 6).

6.
Note Receivable from Related Party

We, through our 5% ownership interest in investment assets at Cross Timbers Energy, had a note receivable totaling $7.2 million as of June 30, 2026 and $7.1 million as of December 31, 2025 with a highly-rated, offshore subsidiary of Exxon Mobil Corporation. Under the terms of the agreement, the maturity date is February 10, 2046, but Cross Timbers Energy may demand repayment of all or any portion of the outstanding balance on five business days’ notice. Interest is earned based on the quarterly SOFR rate plus 4.3% and is paid quarterly. Interest income totaled $0.2 million in the first six months of 2026 and $0.2 million in the first six months of 2025.

The note receivable is treated as a non-current asset, since Cross Timbers Energy does not have any intention of demanding repayment of all or any portion of the outstanding balance at this time. Repayment would require the approval of the Cross Timbers Energy MMC. As part of the wind down of Cross Timbers Energy, we expect the proceeds from this note receivable will be used to pay off our FAM Loan (Note 5) with excess proceeds being paid to TXO Partners.

7.
Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state and federal laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of changes in TXO Partners’ asset retirement obligation activity for the six months ended June 30, 2026:

(in thousands)
Asset retirement obligation, January 1	221,085
Liability settled upon sale of wells	(68,456)
Liability settled upon plugging and abandoning wells	(1,638)
Accretion of discount expense	7,769
Asset retirement obligation, June 30	158,760
Less current portion	(2,000)
Asset retirement obligation, long term	$156,760

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

9.
Fair Value

We periodically use commodity-based and financial derivative contracts to manage exposures to commodity price. We do not hold or issue derivative financial instruments for speculative or trading purposes. We periodically enter into futures contracts, collars, energy swaps, swaptions and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales (Note 10).

Fair Value of Financial Instruments

Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at June 30, 2026 and December 31, 2025. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable from related party	$7,168	$7,168	$7,131	$7,131
Long-term debt	$(270,100)	$(270,100)	$(291,100)	$(291,100)
Derivative asset	$9,654	$9,654	$23,852	$23,852
Derivative liability	$(26,902)	$(26,902)	$(5,092)	$(5,092)

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

The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	June 30, 2026	December 31, 2025
(in thousands)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)
Note receivable from related party	$7,168	$7,131
Long-term debt	$(270,100)	$(291,100)
Derivative asset	$9,654	$23,852
Derivative liability	$(26,902)	$(5,092)

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

The fair value of our derivatives contracts consists of the following:

	Asset Derivatives		Liability Derivatives
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Crude oil futures and differential swaps	$568	$21,771	$(21,032)	$—
Natural gas liquids futures	$57	$19	$—	$—
Natural gas futures, collars and basis swaps	$9,029	$2,062	$(5,870)	$(5,092)
Total	$9,654	$23,852	$(26,902)	$(5,092)

Derivative fair value (gain) loss, included as part of the related revenue line on the consolidated income statements, comprises the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net cash paid to (received from) counterparties	$23,184	$(7,400)	$38,828	$(5,504)
Non-cash change in derivative fair value	$(39,628)	$(7,435)	$36,008	$156
Derivative fair value (gain) loss	$(16,444)	$(14,835)	$74,836	$(5,348)

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

We periodically enter futures contracts, energy swaps, swaptions and basis swaps to hedge our exposure to price fluctuations on crude oil, natural gas liquids and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We also enter into price collars, which set a ceiling and floor price to hedge our exposure to price fluctuations on commodity prices. When actual commodity prices exceed the ceiling price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the floor price, we receive this difference from the counterparty. If the actual commodity price falls in between the ceiling and floor price, there is no cash settlement.

Crude Oil

We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period	Bbls per Day	Weighted Average NYMEX Price per Bbl
July 2026—September 2026	10,000	$61.44
October 2026—December 2026	10,000	$59.29
January 2027—June 2027	4,500	$63.41
July 2027—December 2027	4,500	$65.32
January 2028—March 2028	3,000	$63.07

The price we receive for our oil production is generally different than the NYMEX price because of changes in the roll component of the NYMEX price due to the timing of when the monthly NYMEX price is set. We have entered sell basis swap agreements that effectively fix the roll component of the NYMEX price for the production and periods shown below.

Production Period	Bbls per Day	Weighted Average Roll Price per Bbl (a)
July 2026—December 2026	4,000	$1.80

_________________________________

(a)
Increases to NYMEX oil price for roll component.

We have also entered into oil collars that set a ceiling and floor price for the production and periods shown below.

		Weighted Average NYMEX Price per Bbl
Production Period	Bbl per Day	Floor	Ceiling
January 2027—December 2027	2,500	$70.00	$75.00

Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $28.5 million in the three months ended June 30, 2026 and increased oil revenues by $2.0 million in the three months ended June 30, 2025. Net settlements on oil futures and sell basis swap contracts decreased oil revenues by $36.8 million in the six months ended June 30, 2026 and increased oil revenues by $2.1 million in the six months ended June 30, 2025. An unrealized gain increased oil revenues by $41.9 million in the three months ended June 30, 2026 and $3.3 million in three months ended June 30, 2025. An unrealized loss decreased oil revenues by $42.2 million in the six months ended June 30, 2026 and an unrealized gain increased oil revenues by $6.4 million in six months ended June 30, 2025.

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

Net settlements on NGL futures contracts had no impact on NGL revenues in the three months ended June 30, 2026 and no impact on NGL revenues in the three months ended June 30, 2025. Net settlements on NGL futures contracts had no impact on NGL revenues in the six months ended June 30, 2026 and had no impact on NGL revenues in the six months ended June 30, 2025. An unrealized gain increased NGL revenues by $16.0 thousand in the three months ended June 30, 2026 and increased NGL revenues by $12.0 thousand in the three months ended June 30, 2025. An unrealized gain increased NGL revenues by $39.0 thousand in the six months ended June 30, 2026 and an unrealized loss decreased NGL revenue by $1.0 thousand in the six months ended June 30, 2025.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period	MMBtu per Day	Weighted Average NYMEX Price per MMBtu
July 2026—September 2026	50,000	$3.49
October 2026—December 2026	50,000	$3.93
January 2027—March 2027	42,500	$4.36
April 2027—December 2027	32,500	$3.76
January 2028—March 2028	20,000	$4.18

We have also entered into gas collars that set a ceiling and floor price for the production and periods shown below.

		Weighted Average NYMEX Price per MMBtu
Production Period	MMBtu per Day	Floor	Ceiling
January 2028—March 2028	10,000	$3.50	$5.40

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered into sell basis swap agreements that effectively fix the basis adjustment for the San Juan Basin delivery location for the production and periods shown below.

Production Period	MMBtu per Day	Weighted Average Sell Basis Price per MMBtu(a)
July 2026—March 2028	30,000	$(0.89)

_________________________________

(a)
Reductions to NYMEX gas price for delivery location.

Net settlements on gas futures and sell basis swap contracts increased gas revenues by $5.3 million in the three months ended June 30, 2026 and $5.4 million in the three months ended June 30, 2025. Net settlements on gas futures and sell basis swap contracts decreased gas revenues by $2.0 million in the six months ended June 30, 2026 and increased gas revenues by $3.4 million in the six months ended June 30, 2025. An unrealized loss to record the fair value of derivative contracts decreased gas revenues by $2.3 million in the three months ended June 30, 2026 and an unrealized gain increased gas revenues by $4.1 million in the three months ended June 30, 2025. An unrealized gain to record the fair value of derivative contracts increased gas revenues by $6.2 million in the six months ended June 30, 2026 and an unrealized loss decreased gas revenues by $6.5 million in the six months ended June 30, 2025.

11.
Earnings per Unit

The following represents basic and diluted earnings per common unit for the three and six months ended June 30, 2026 and 2025:

(in thousands, except per unit data)	Net income (loss)	Units	Income (Loss) per Unit
Three Months Ended June 30, 2026
Basic	$60,771	55,446	$1.10
Dilutive effect of phantom units	—	1,236
Diluted	$60,771	56,682	$1.07

Three Months Ended June 30, 2025
Basic	$(135)	48,220	$0.00
Dilutive effect of phantom units	—	—
Diluted	$(135)	48,220	$0.00

Six Months Ended June 30, 2026
Basic	$(13,565)	55,269	$(0.25)
Dilutive effect of phantom units	—	—
Diluted	$(13,565)	55,269	$(0.25)

Six Months Ended June 30, 2025
Basic	$2,281	44,671	$0.05
Dilutive effect of phantom units	—	878
Diluted	$2,281	45,549	$0.05

All restricted units, totaling 1.0 million units for the three months ended June 30, 2025 and 1.3 million units for the six months ended June 30, 2026, were excluded from the calculations of earnings per share because the units are anti-dilutive. No units were excluded for the three months ended June 30, 2026 and the six months ended June 30, 2025.

12.
Partners’ Capital

On August 4, 2026, the board of directors of our general partner declared a cash distribution of $0.40 per common unit for the quarter ended June 30, 2026. The distribution will be paid on August 21, 2026, to unitholders of record on August 14, 2026.

On May 4, 2026, the board of directors of our general partner declared a cash distribution of $0.36 per common unit for the quarter ended March 31, 2026. The distribution was paid on May 22, 2026, to unitholders of record on May 15, 2026.

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

	Three Months Ended June 30, 2026
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$117,320	$10,745	$6,363	$134,428
Unrealized gain (loss) on derivatives	41,934	16	(2,322)	39,628
Realized gain (loss) on derivatives	(28,496)	—	5,311	(23,184)
Total revenues	$130,758	$10,761	$9,353	$150,872

	Three Months Ended June 30, 2025
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$53,723	$7,880	$13,441	$75,044
Unrealized gain (loss) on derivatives	3,322	12	4,101	7,435
Realized gain (loss) on derivatives	2,009	—	5,391	7,400
Total Revenues	$59,054	$7,892	$22,933	$89,879

	Six Months Ended June 30, 2026
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$207,097	$20,057	$26,830	$253,984
Unrealized gain (loss) on derivatives	(42,236)	39	6,189	(36,008)
Realized gain (loss) on derivatives	(36,849)	—	(1,979)	(38,828)
Total revenues	$128,012	$20,096	$31,040	$179,148

	Six Months Ended June 30, 2025
	Oil and condensate	Natural gas liquids	Natural gas	Total Revenues
	(in thousands)
Revenue from customers	$115,561	$16,455	$36,840	$168,856
Unrealized gain (loss) on derivatives	6,393	(1)	(6,548)	(156)
Realized gain (loss) on derivatives	2,095	—	3,409	5,504
Total Revenues	$124,049	$16,454	$33,701	$174,204

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

We recognized compensation expense related to these and prior grants of $6.4 million for the six months ended June 30, 2026 and $9.4 million for the six months ended June 30, 2025. As of June 30, 2026, we had total deferred compensation expense of $22.0 million. For these non-vested unit awards, we estimate that compensation expense for service periods after June 30, 2026 will be $6.1 million in 2026, $9.3 million in 2027, $6.1 million in 2028 and $0.5 million in 2029. The weighted average remaining vesting period is 1.9 years.

15.
Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accrued production expenses	$19,050	$27,409
Accrued capital expenditures	$13,298	$4,826
Accrued bonuses	$3,014	$6,100
Accrued ad valorem taxes	$2,115	$3,978
Accrued severance taxes	$3,249	$2,944
Other accrued liabilities	$312	$519
Total accrued liabilities	$41,038	$45,776

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

Selected financial information related to our one reportable segment is included below:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
REVENUES
Oil and condensate	$130,758	$59,054	$128,012	$124,049
Natural gas liquids	10,761	7,892	20,096	16,454
Gas	9,353	22,933	31,040	33,701
Total Revenues	150,872	89,879	179,148	174,204
EXPENSES
Production	41,453	43,334	89,190	85,605
Exploration	126	60	234	133
Taxes, transportation and other	19,708	15,234	39,470	33,115
Depreciation, depletion, and amortization	23,968	21,684	52,806	43,113
Accretion of discount in asset retirement obligation	3,201	3,828	7,769	7,641
General and administrative	4,751	9,454	9,565	11,895
Total Expenses	93,207	93,594	199,034	181,502
OPERATING INCOME (LOSS)	57,665	(3,715)	(19,886)	(7,298)
OTHER INCOME
Other income	8,488	5,851	17,344	15,368
SEGMENT INCOME (LOSS) FROM OPERATIONS	$66,153	$2,136	$(2,542)	$8,070

Reconciliation:
Interest income	197	300	296	403
Interest expense	(5,579)	(2,571)	(11,319)	(6,192)
Other Expense	(5,382)	(2,271)	(11,023)	(5,789)
NET INCOME (LOSS)	$60,771	$(135)	$(13,565)	$2,281

CASH PROVIDED BY OPERATING ACTIVITIES	$49,100	$26,854	$82,508	$57,464

17.
Supplemental Cash Flow Information

Interest payments totaled $10.8 million for the six months ended June 30, 2026 and $5.7 million for the six months ended June 30, 2025. State income tax payments were $42 thousand during the six months ended June 30, 2026 and $0.3 million during the six months ended June 30, 2025.

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

Unless otherwise stated or the context indicates otherwise, references in this Quarterly Report to “our general partner” refers to TXO Partners GP, LLC, a Delaware limited liability company, and the terms “partnership,” the “Company,” “we,” “our,” “us” or similar terms refer to TXO Partners, L.P., a Delaware limited partnership (the "Partnership" or “TXO Partners”) and its subsidiaries. Unless otherwise indicated, throughout this discussion the term “MBoe” refers to thousands of barrels of oil equivalent quantities produced for the indicated period, with natural gas and NGL quantities converted to Bbl on an energy equivalent ratio of six Mcf to one barrel of oil.

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

Overview

We are an independent oil and natural gas company focused on the acquisition, development, optimization and exploitation of oil, natural gas and natural gas liquid reserves in North America. Our properties are predominately located in the Permian Basin of New Mexico and Texas, the San Juan Basin of New Mexico and Colorado and the Williston Basin of Montana and North Dakota.

Recent Developments

Cross Timbers Energy, LLC Disposition

In March 2026, we announced that Cross Timbers Energy executed three purchase and sale agreements with multiple private buyers to sell oil and gas properties for gross aggregate consideration of approximately $200.0 million, including a purchase and sale agreement with CTOC for approximately $123.5 million in gross aggregate consideration.

On April 1, 2026, the first Cross Timbers Transaction closed resulting in net proceeds of approximately $8.2 million, subject to customary purchase price adjustments.

On April 30, 2026, the second Cross Timbers Transaction closed resulting in net proceeds of approximately $30.8 million, subject to customary purchase price adjustments.

On May 28, 2026, the final Cross Timbers Transaction with CTOC closed resulting in net proceeds to TXO Partners of approximately $59.4 million, subject to customary purchase price adjustments.

As of June 30, 2026, we had not received our share of the proceeds from the Cross Timbers Transactions. Instead, the proceeds were held as cash at Cross Timbers Energy and our share is included as cash and cash equivalents on the June 30, 2026, balance sheet. However, in July 2026, we began the process of winding down Cross Timbers Energy. As part of the initial wind down, we received an initial distribution from Cross Timbers Energy of $95.0 million. We used a portion of the net proceeds to pay the $70.0 million deferred payment for our 2025 purchase of assets from White Rock Energy, LLC, due on July 31, 2026. The remainder of the initial distribution was used to pay down debt under our Credit Facility.

Market Outlook

The oil and natural gas industry is cyclical and commodity prices are highly volatile. For example, during the period from January 1, 2025 through June 30, 2026, NYMEX prices for crude oil and natural gas reached a high of $112.95 per Bbl and $7.46 per MMBtu, respectively, and a low of $55.27 per Bbl and $2.52 per MMBtu, respectively. Oil prices increased in the first half of 2026 due to hostilities in the Middle East which led to unexpected production cuts and supply constraints. These increases began to moderate in April 2026 due to the cease fire announcement, however, oil prices are increasing again with the resumption of hostilities, and oil prices remain volatile.

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

With our anticipated cash flows from our long-lived property base, we intend to allocate funds to prudently meet our goals. These goals include the highest projected economic returns on our capital budget, acquisition opportunities that fulfill our strategy, and cash distributions. From time to time, we may choose to prioritize the repayment of debt incurred in acquisitions to support the longer-term financial stewardship of our business. At other times, we may modify our capital budget or cash distribution policy. We will use all of these tools to support our underlying strategy as a “production and distribution” enterprise.

Concerns over global economic conditions, energy costs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, war, geopolitical issues, inflation, tariffs, the availability and cost of credit and the United States financial markets and other factors have contributed to increased economic uncertainty and diminished expectations for the global economy. Rising inflation has been pervasive for the last several years, increasing the cost of salaries, wages, supplies, material, freight, and energy. While we have seen inflation moderate, inflation continues to run higher than the Federal Reserve target, resulting in higher costs. We continue to undertake actions and implement plans to address these pressures and protect the requisite access to commodities and services, however, these mitigation efforts may not succeed or be insufficient. Nevertheless, we expect for the foreseeable future to experience inflationary pressure on our cost structure. Principally, commodity costs for steel, diesel and chemicals required for drilling, higher transportation and fuel costs and wage increases have increased our operating costs. We do not expect these cost increases to reverse in the short term. Typically, as prices for oil and natural gas increase, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. We cannot predict the future inflation rate but to the extent these higher costs do not begin to reverse or start to increase again, we may experience a higher cost environment going forward. If we are unable to recover higher costs through higher commodity prices, our current revenue stream, estimates of future reserves, borrowing base calculations, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions would all be significantly impacted.

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

Reconciliation of Adjusted EBITDAX and Cash Available for Distribution to GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$60,771	$(135)	$(13,565)	$2,281
Interest expense	5,579	2,571	11,319	6,192
Interest income	(197)	(300)	(296)	(403)
Depreciation, depletion and amortization	23,968	21,684	52,806	43,113
Accretion of discount in asset retirement obligation	3,201	3,828	7,769	7,641
Exploration expense	126	60	234	133
Non-cash derivative (gain) loss	(39,628)	(7,435)	36,008	156
Non-cash incentive compensation	2,785	7,236	6,359	9,367
Non-recurring (gain)/loss	$(1,578)	$—	$(1,535)	$5
Adjusted EBITDAX	$55,027	$27,509	$99,099	$68,485
Cash Interest expense	(5,240)	(2,318)	(10,642)	(5,686)
Cash Interest income	197	300	296	403
Exploration expense	(126)	(60)	(234)	(133)
Development costs	(15,243)	(6,665)	(24,670)	(14,956)
Cash Available for Distribution	$34,615	$18,766	$63,849	$48,113

Net cash provided by operating activities	$49,100	$26,854	$82,508	$57,464
Changes in operating assets and liabilities	758	(1,423)	6,011	5,605
Development costs	(15,243)	(6,665)	(24,670)	(14,956)
Cash Available for Distribution	$34,615	$18,766	$63,849	$48,113

Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

	Three months ended June 30,
	2026	2025
REVENUES
Oil and condensate	$130,758	$59,054
Natural gas liquids	10,761	7,892
Natural gas	9,353	22,933
Total Revenues	150,872	89,879
EXPENSES
Production	41,453	43,334
Exploration	126	60
Taxes, transportation and other	19,708	15,234
Depreciation, depletion and amortization	23,968	21,684
Accretion of discount in asset retirement obligation	3,201	3,828
General and administrative	4,751	9,454
Total Expenses	93,207	93,594
OPERATING INCOME (LOSS)	57,665	(3,715)
OTHER INCOME (EXPENSE)
Other income	8,488	5,851
Interest income	197	300
Interest expense	(5,579)	(2,571)
Total Other Income	3,106	3,580
NET INCOME (LOSS)	$60,771	$(135)

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Three Months Ended June 30,
	2026	2025
Sales:
Oil and condensate sales (MBbls)	1,206	874
Natural gas liquids sales (MBbls)	387	368
Natural gas sales (MMcf)	6,015	6,751
Total (MBoe)	2,596	2,367
Total (MBoe/d)	29	26
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$97.28	$61.44
Oil and condensate (per Bbl) (1)	$108.43	$67.54
Natural gas liquids excluding the effects of derivatives (per Bbl)	$27.76	$21.41
Natural gas liquids (per Bbl) (2)	$27.80	$21.44
Natural gas excluding the effects of derivatives (per Mcf)	$1.06	$1.99
Natural gas (per Mcf) (3)	$1.55	$3.40
Expense per Boe:
Production	$15.97	$18.30
Taxes, transportation and other	$7.59	$6.43
Depreciation, depletion and amortization	$9.23	$9.16
General and administrative expenses	$1.83	$3.99

(1)
Oil and condensate prices include both realized gains and losses and unrealized gains from derivatives. Unrealized gains were $41.9 million for the three months ended June 30, 2026 and $3.3 million for the three months ended June 30, 2025. Realized losses were $28.5 million for the three months ended June 30, 2026 and realized gains were $2.0 million for the three months ended June 30, 2025.
(2)
Natural gas liquids prices include both realized gains and unrealized gains and losses from derivatives. Unrealized gains were $16.0 thousand for the three months ended June 30, 2026 and $12.0 thousand for the three months ended June 30, 2025. There were no realized gains for the three months ended June 30, 2026 and no realized gains for the three months ended June 30, 2025.
(3)
Natural gas prices include both realized gains and unrealized gains and losses from derivatives. Unrealized losses were $2.3 million for the three months ended June 30, 2026 and unrealized gains were $4.1 million for the three months ended June 30, 2025. Realized gains were $5.3 million for the three months ended June 30, 2026 and $5.4 million for the three months ended June 30, 2025.

Revenues

Revenues increased $61.0 million, or 68%, from $89.9 million for the three months ended June 30, 2025 to $150.9 million for the three months ended June 30, 2026. Revenue increased $32.0 million due to an increase in production of 228 MBoe primarily as a result of the acquisition of producing assets in the Williston Basin of 492 MBoe being partially offset by the decreased production due to the sale of Cross Timbers Energy assets of 201 MBoe and natural declines in the San Juan Basin and Permian Basin. Additionally, an increase in the average selling price on oil, excluding the effects of derivatives, of 58% resulted in an increase in revenue of $31.3 million and an increase in the average selling price on NGLs, excluding the effects of derivatives, of 30% which resulted in an increase in revenue of $2.3 million. Finally, we recognized net gains on our hedging activity of $1.6 million, of which $32.2 million were unrealized gains and $30.6 million were realized losses. These increases were partially offset by a 47% decrease in the average selling price of natural gas, excluding the effects of derivatives, which resulted in a decrease in revenue of $6.3 million.

Production expenses

Production expenses decreased $1.9 million, or 4%, from $43.3 million for the three months ended June 30, 2025 to $41.5 million for the three months ended June 30, 2026. Of this decrease, $7.2 million is attributable to the sale of Cross Timbers Energy assets and decreased maintenance and electricity costs on our historical properties partially offset by an increase of $6.1 million attributable to production from the Williston Basin acquisitions.

On a per unit basis, production expenses decreased from $18.30 per Boe sold for the three months ended June 30, 2025 to $15.97 per Boe sold for the three months ended June 30, 2026. The decrease is primarily related to decreased costs principally attributable to the Cross Timbers Energy sale and an increase in production of 228 MBoe.

Taxes, transportation, and other

Taxes, transportation, and other increased $4.5 million, or 29%, from $15.2 million for the three months ended June 30, 2025 to $19.7 million for the three months ended June 30, 2026. The increase is primarily attributable to the increase in production and higher oil and NGL prices partially offset by decreased natural gas prices.

On a per unit basis, taxes, transportation, and other increased from $6.43 per Boe sold for the three months ended June 30, 2025 to $7.59 per Boe sold for the three months ended June 30, 2026. The increase is primarily related to increased costs partially offset by increased production.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization (“DD&A”) increased $2.3 million, or 11%, from $21.7 million for the three months ended June 30, 2025 to $24.0 million for the three months ended June 30, 2026. The increase is primarily attributable to the DD&A from increased production associated with the Williston Basin acquisitions which has a higher rate than the historical properties partially offset by decreased production on our historical properties and the sale of Cross Timbers Energy.

On a per unit basis, depreciation, depletion, and amortization increased from $9.16 per Boe sold for the three months ended June 30, 2025 to $9.23 per Boe sold for the three months ended June 30, 2026. The increase is primarily related to the production associated with the Williston Basin acquisitions, which has a higher rate than the historical properties.

General and administrative

General and administrative (“G&A”) expenses decreased $4.7 million, or 50%, from $9.5 million for the three months ended June 30, 2025 to $4.8 million for the three months ended June 30, 2026. The decrease is primarily attributable to lower personnel costs of $4.0 million, principally due to decreased amortization of unit-based compensation.

On a per unit basis, G&A expense decreased from $3.99 per Boe sold for the three months ended June 30, 2025 to $1.83 per Boe sold for the three months ended June 30, 2026. The decrease is primarily related to decreased costs and increased production.

Other income

Other income increased $2.6 million, or 45%, from $5.9 million for the three months ended June 30, 2025 to $8.5 million for the three months ended June 30, 2026. The increase is primarily attributable to the gain on the Cross Timbers Energy asset sale of $1.6 million and bonus payments from term leases of $1.4 million partially offset by lower CO2 and plant income of $0.5 million. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.

Interest expense

Interest expense increased $3.0 million, or 117%, from $2.6 million for the three months ended June 30, 2025 to $5.6 million for the three months ended June 30, 2026. The increase is primarily attributable to increased borrowings and amortization of capitalized debt costs partially offset by a lower average interest rate.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025
REVENUES
Oil and condensate	$128,012	$124,049
Natural gas liquids	20,096	16,454
Natural gas	31,040	33,701
Total Revenues	179,148	174,204
EXPENSES
Production	89,190	85,605
Exploration	234	133
Taxes, transportation and other	39,470	33,115
Depreciation, depletion and amortization	52,806	43,113
Accretion of discount in asset retirement obligation	7,769	7,641
General and administrative	9,565	11,895
Total Expenses	199,034	181,502
OPERATING LOSS	(19,886)	(7,298)
OTHER INCOME (EXPENSE)
Other income	17,344	15,368
Interest income	296	403
Interest expense	(11,319)	(6,192)
Total Other Income	6,321	9,579
NET (LOSS) INCOME	$(13,565)	$2,281

The following table provides a summary of our sales volumes, average prices (both including and excluding the effects of derivatives) and operating expenses on a per Boe basis for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Sales:
Oil and condensate sales (MBbls)	2,516	1,776
Natural gas liquids sales (MBbls)	812	663
Natural gas sales (MMcf)	13,042	13,542
Total (MBoe)	5,502	4,696
Total (MBoe/d)	30	26
Average sales prices:
Oil and condensate excluding the effects of derivatives (per Bbl)	$82.32	$65.07
Oil and condensate (per Bbl) (1)	$50.88	$69.84
Natural gas liquids excluding the effects of derivatives (per Bbl)	$24.70	$24.81
Natural gas liquids (per Bbl) (2)	$24.74	$24.81
Natural gas excluding the effects of derivatives (per Mcf)	$2.06	$2.72
Natural gas (per Mcf) (3)	$2.38	$2.49
Expense per Boe:
Production	$16.21	$18.23
Taxes, transportation and other	$7.17	$7.05
Depreciation, depletion and amortization	$9.60	$9.18
General and administrative expenses	$1.74	$2.53

(1)
Oil and condensate prices include both realized gains and losses and unrealized gains from derivatives. Unrealized losses were $42.2 million for the six months ended June 30, 2026 and unrealized gains were $6.4 million for the six months ended June 30, 2025. Realized losses were $36.8 million for the six months ended June 30, 2026 and realized gains were $2.1 million for the six months ended June 30, 2025.

(2)
Natural gas liquids prices include both realized gains and unrealized losses from derivatives. Unrealized gains were $39 thousand for the six months ended June 30, 2026 and unrealized losses were $1 thousand for the six months ended June 30, 2025. There were no realized gains for the six months ended June 30, 2026 and no realized gains for the six months ended June 30, 2025.
(3)
Natural gas prices include both realized gains and unrealized losses from derivatives. Unrealized gains were $6.2 million for the six months ended June 30, 2026 and unrealized losses were $6.5 million for the six months ended June 30, 2025. Realized losses were $2.0 million for the six months ended June 30, 2026 and realized gains were $3.4 million for the six months ended June 30, 2025.

Revenues

Revenues increased $4.9 million, or 3%, from $174.2 million for the six months ended June 30, 2025 to $179.1 million for the six months ended June 30, 2026. The increase was primarily attributable to a 805 MBoe increase in production which resulted in a $63.5 million increase in revenue primarily as a result of the acquisition of producing assets in the Williston Basin of 1,058 MBoe partially offset by the decreased production due to the sale of Cross Timbers Energy assets of 201 MBoe and natural declines in San Juan Basin and Permian Basin. Additionally, a 27% increase in the average selling price of oil, excluding the effects of derivatives, resulted in an increase of revenue of $30.6 million. These increases were partially offset by net losses on our hedging activity of $80.2 million, of which $35.9 million were unrealized losses and $44.3 million were realized losses. Finally, a decrease in the average selling price, excluding the effects of derivatives, on gas of 24% resulted in a decrease in revenue of $9.0 million.

Production expenses

Production expenses increased $3.6 million, or 4%, from $85.6 million for the six months ended June 30, 2025 to $89.2 million for the six months ended June 30, 2026. Of this increase, $9.4 million is attributable to production from the Williston Basin acquisitions along with increased maintenance and energy costs partially offset by a $7.2 million decrease related to lost production due to the Cross Timbers Energy asset sale.

On a per unit basis, production expenses decreased from $18.23 per Boe sold for the six months ended June 30, 2025 to $16.21 per Boe sold for the six months ended June 30, 2026. The decrease is primarily related to the increase in production of 805 MBoe and decreased costs attributable to lost production due to the Cross Timbers Energy asset sale partially offset by increased costs attributable to production from the Williston Acquisition.

Taxes, transportation, and other

Taxes, transportation, and other increased $6.4 million, or 19%, from $33.1 million for the six months ended June 30, 2025 to $39.5 million for the six months ended June 30, 2026. The increase is primarily attributable to the increase in production and oil prices partially offset by decreased natural gas and NGL prices.

On a per unit basis, taxes, transportation, and other increased from $7.05 per Boe sold for the six months ended June 30, 2025 to $7.17 per Boe sold for the six months ended June 30, 2026. The increase is primarily attributable to increased costs partially offset by increased production.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization increased $9.7 million, or 22%, from $43.1 million for the six months ended June 30, 2025 to $52.8 million for the six months ended June 30, 2026. The increase is attributable to the DD&A from increased production associated with the Williston Basin acquisitions, which has a higher rate than the historical properties partially offset by decreased production on the historical properties and the sale of Cross Timbers Energy.

On a per unit basis, depreciation, depletion, and amortization increased from $9.18 per Boe sold for the six months ended June 30, 2025 to $9.60 per Boe sold for the six months ended June 30, 2026. The increase is primarily related to the production associated with the Williston Basin acquisitions, which has a higher rate than the historical properties.

General and administrative

General and administrative (“G&A”) expenses decreased $2.3 million, or 20%, from $11.9 million for the six months ended June 30, 2025 to $9.6 million for the six months ended June 30, 2026. The decrease is primarily attributable to lower personnel costs of $2.4 million, principally due to decreased amortization of unit-based compensation.

On a per unit basis, G&A expense decreased from $2.53 per Boe sold for the six months ended June 30, 2025 to $1.74 per Boe sold for the six months ended June 30, 2026. The decrease is primarily related to decreased costs and increased production.

Other income

Other income increased $2.0 million, or 13%, from $15.4 million for the six months ended June 30, 2025 to $17.3 million for the six months ended June 30, 2026. The increase is primarily attributable to the gain on the Cross Timbers Energy asset sale of $1.6 million and increased marketing income of $1.4 million partially offset by lower CO2 and plant income of $2.1 million. The CO2 and plant income is ancillary to the operations of the gas processing plant in the Permian Basin in New Mexico and CO2 assets in Colorado.

Interest expense

Interest expense increased $5.1 million, or 83%, from $6.2 million for the six months ended June 30, 2025 to $11.3 million for the six months ended June 30, 2026. The increase is primarily attributable to the increased borrowings and amortization of capitalized loan costs partially offset by a lower average interest rate.

Liquidity and Capital Resources

Our primary sources of liquidity and capital will be cash flows generated by operating activities and borrowings under our Credit Facility. Outstanding borrowings under our Credit Facility were $263.0 million at June 30, 2026 and $284.0 million at December 31, 2025, and the remaining availability under our Credit Facility was $147.0 million at June 30, 2026 and $126.0 million at December 31, 2025. Additionally, we had positive net working capital (including cash and excluding the effects of derivative instruments) of $22.1 million at June 30, 2026 and negative net working capital of $71.8 million at December 31, 2025. The positive working capital of $22.1 million at June 30, 2026 is primarily related to the cash held at Cross Timbers Energy partially offset by the $70.0 million deferred payment on the Williston Acquisition that was due July 31, 2026. The negative working capital of $71.8 million at December 31, 2025 is primarily related to the $70.0 million deferred payment on the Williston Acquisition.

Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to our unitholders. Our quarterly cash distributions may vary from quarter to quarter as a direct result of variations in the performance of our business, including those caused by fluctuations in the prices of oil and natural gas. Such variations may be significant and quarterly distributions paid to our unitholders may be zero. Our second quarter distribution of $0.40 per unit with respect to cash available for distribution for the three months ended June 30, 2026, was declared on August 4, 2026 and will be paid on August 21, 2026 to unitholders of record on August 14, 2026.

Our acquisition and development expenditures consist of acquisitions of proved, unproved and other property and development expenditures offset by sales of properties. Our capital expenditures including acquisitions and dispositions resulted in cash provided by investing activities of $73.1 million for the six months ended June 30, 2026 and used by investing activities of $49.6 million for the six months ended June 30, 2025. Included in investing activities in the six months ended June 30, 2026 are $100.3 million of proceeds from the sale of properties.

In order to mitigate volatility in oil and natural gas prices, we have entered into commodity derivative contracts. See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”

We incurred costs of approximately $33.1 million for drilling, completion and recompletion activities and facilities costs in the six months ended June 30, 2026 and we expect to spend approximately $80 million for such costs in 2026.

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

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$82,508	$57,464
Net cash provided by (used by) investing activities	73,127	(49,566)
Net cash used by financing activities	(57,531)	(7,250)

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net cash provided by operating activities

Net cash provided by operating activities increased $25.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to increased production and improved operating results, excluding the effects of derivatives partially offset by increased costs and lower NGL and gas prices.

Net cash provided by (used by) investing activities

Net cash provided by investing activities increased $122.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to proceeds from the sale of the Cross Timbers Energy assets of $100.3 million and a decrease in proved property acquisitions of $33.1 million partially offset by increased development costs of $9.7 million.

Net cash used by financing activities

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Proceeds from long-term debt	$44,000	$88,500
Payments on long-term debt	(65,000)	(226,500)
Net proceeds from public offering	—	189,502
Proceeds from sale of units to cover withholding taxes	2,173	1,215
Withholding taxes paid on vesting of restricted units	(2,120)	(2,358)
Debt issuance costs	(58)	(3)
Distributions	(36,526)	(57,606)
Net cash used by financing activities	$(57,531)	$(7,250)

Net cash used by financing activities increased $50.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to decreased proceeds from public offering of $189.5 million partially offset by net borrowings under our Credit Facility of $117.0 million and decreased distributions to unitholders of $21.1 million.

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

At our election, interest on borrowings under the credit facility is determined by reference to either the secured overnight financing rate (“SOFR”) plus an applicable margin between 3.00% and 4.00% per annum (depending on the then-current level of borrowings under the Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 2.00% and 3.00% per annum (depending on the then-current level of borrowings under the Credit Facility). The weighted average interest rate on Credit Facility borrowings was 7.4% in the six months ended June 30, 2026.

We are required to maintain (i) a current ratio (the ratio of current assets to current liabilities) greater than 1.0 to 1.0, which for purposes of this definition includes availability under the Credit Facility but excludes the fair value of derivative instruments, and (ii) a ratio of total net debt-to-EBITDAX of not greater than 3.0 to 1.0. For purposes of the total net debt-to-EBITDAX ratio, total net debt is total debt for borrowed money (including capital leases and purchase money debt) minus unrestricted cash and cash equivalents on hand at such time (not exceeding $15.0 million in the aggregate), minus the unpaid balance of the FAM Loan. EBITDAX means the sum of (i) net income plus interest expense; income taxes paid; depreciation, depletion and amortization; exploration expenses, including workover expenses; non-cash charges including unrealized losses on derivative instruments; and, any extraordinary or non-recurring charges, minus (ii) any extraordinary or non-recurring income and any non-cash income including unrealized gains on derivative instruments. Effective with the completion of the spring redetermination in June 2026, we received a waiver of all hedge requirements for months 19 through 24 for the quarters ended June 30, 2026 and September 30, 2026. Under the terms of the Credit Facility, we were in compliance with all of our debt covenants as of June 30, 2026. Additionally, we believe we have adequate liquidity to continue as a going concern for at least the next twelve months from the date of this report.

We had $263.0 million debt outstanding and $147.0 million available under our Credit Facility as of June 30, 2026.

Contractual obligations and commitments

We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in consolidated debt or losses.

Derivative contracts

We have entered into derivative instruments to hedge our exposure to commodity price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of June 30, 2026, the current liability related to such contracts was $21.3 million and the long-term liability related to such contracts was $5.6 million. Such payments will generally be funded by higher prices received from the sale of oil, NGLs and natural gas. For further information on derivative contracts, see Note 10 in the financial statements included elsewhere in this Quarterly Report.

Asset Retirement Obligation

At June 30, 2026, we had asset retirement obligations of $158.8 million inclusive of a current portion of $2.0 million. For further information on asset retirement obligations, see Note 7 in the financial statements included elsewhere in this Quarterly Report.

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

As of June 30, 2026, the fair market value of our oil, NGL and natural gas derivative contracts was a net liability of $17.2 million. Based upon our open commodity derivative positions at June 30, 2026, a hypothetical 10% change in the NYMEX WTI, Henry Hub prices, OPIS prices and basis prices would change our net oil, NGL and natural gas derivative asset by approximately $29.2 million.

(in thousands)	Fair Value at June 30, 2026	Hypothetical Price Increase or Decrease of 10% Price Change
Derivative asset (liability) – Crude Oil	$(20,464)	$21,797
Derivative asset (liability) – Natural Gas Liquids	$57	$33
Derivative asset (liability) – Natural Gas	$3,159	$7,391
Net derivative liability	$(17,248)	$29,221

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

At June 30, 2026, we had commodity derivative contracts with counterparties. We are currently not required to provide collateral or other security to counterparties to support derivative instruments; however, to minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, we use master netting arrangements to minimize credit risk exposure. The creditworthiness of our counterparties is subject to periodic review.

Interest rate risk

At June 30, 2026, we had $263.0 million of variable rate debt outstanding. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the average interest rate would be approximately $2.6 million per year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving credit agreement.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Co-Chief Executive Officer and Chief Financial Officer, along with the Co-Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026. Based on this evaluation, the Co-Chief Executive Officer and Chief Financial Officer, along with the Co-Chief Executive Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including the Co-Chief Executive Officer and Chief Financial Officer, along with the Co-Chief Executive Officer, to allow timely decisions regarding its required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, the Co-Chief Executive Officer and Chief Financial Officer, along with the Co-Chief Executive Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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